Form 10-K
period 2022-12-31
Chilean Cobalt Corp.
filed 2023-03-24
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 333-268335

CHILEAN COBALT CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-3590294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1199 Lancaster Ave, Suite 107 Berwyn, Pennsylvania	19312
(Address of Principal Executive Offices)	(Zip Code)

(484) 580-8697

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there were 4,899,530 shares of common stock, $0.0001 value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTC Markets or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

There were 13,000,000 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 24, 2023.

Documents Incorporated by Reference

None

CHILEAN COBALT CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about Chilean Cobalt Corp.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Our Company

Chilean Cobalt Corp. (“C3,” the “Company,” “we,” “our,” “ours” or “us”) is a critical materials exploration and development company focused on developing the La Cobaltera project located in Chile’s historic San Juan cobalt district. C3 is mission-driven as an innovator and leader that strives to be the most responsible supplier of critical mineral resources for the development of advanced materials and cleaner energy technologies that address the most pressing environmental and development issues. In this Annual Report on Form 10-K, unless the context indicates otherwise, “C3,” the “Company,” “we,” “our,” “ours” or “us” refer to Chilean Cobalt Corp., a Nevada corporation, and its sole subsidiary, Baltum Mineria SpA.

Given the transformational shift from internal combustion engines to electric vehicles (EVs), there has been an increase in demand for cobalt, a critical battery material in lithium-ion batteries that EVs use, along with copper as well. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through March 24, 2023, we raised a total of $29,209,536 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $79,000 for a total of $948,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our plan of operations, we estimate that approximately $160 million in funds will be required.

Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2022 and 2021. As noted in our financial statements, we had an accumulated stockholders’ deficit of approximately $31,207,496 and recurring losses from operations as of December 31, 2022. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.”

Our Market Opportunity

Our market opportunity is driven by the generational opportunity emerging from the rapidly changing ways that the world produces, stores, and consumes energy. As adoption rates of electric vehicles across the entire transportation spectrum increase~~,~~ and efficient battery-based renewable energy generation storage becomes more mainstream, thereby causing the demand for critical materials to increase dramatically, we believe that the scope of our market opportunity becomes materially more meaningful and global.

Electric Vehicle (“EV”) market penetration is expected to be a major driver of growth, as specifically indicated in the following chart for passenger vehicles in the BloombergNEF (“BNEF” or “Bloomberg”) EV Outlook 2022 forecast of greater than 40% global (dashed line in the chart) penetration by 2030 for share of sales under its economic transition scenario. Benchmark Mineral Intelligence (“BMI” or “Benchmark”) forecasts the EV battery market to grow at a 26% CAGR at the tier 3 level and higher growth rates on average across all tiers through 2031, reaching an annual sales volume of approximately 36.7 million vehicles per BNEF Aug 2021 estimates. In the long term, BNEF forecasts the global EV penetration in the passenger vehicle space to exceed 70% market share by 2040, which given projections on expansion of overall annual passenger vehicle sales between now and 2040 is projected to represent sales of around 66.2 million passenger EV units per year by that point in time per BNEF August 2021 estimates.

5

More importantly, as shown in the chart below, BNEF believes we are at or near an inflection point in the overall passenger vehicle fleet, where the internal combustion engine (“ICE”) numbers have peaked and will only begin to steadily decline over time as sales of alternative drivetrain light-duty vehicles take an increasingly larger cut of the future annual sales volume and annual fleet retirements reduce the volume of older, obsolete and damaged vehicles, which are predominantly ICE-based.

The International Energy Agency (“IEA”) has projected unit volumes of EV’s produced by year under discreet scenarios for various types of vehicles. These projections go beyond the passenger vehicle projections, as depicted in the following chart.

The IEA projects a 200 million EV fleet by 2030, under its most conservative and not necessarily global climate goals achieving scenario and this excludes the 2-wheel and 3-wheel segments. Passenger light-duty EV sales dominate this estimate in excess of 85% of the overall volume. These EV sales require a corresponding volume of battery or fuel cell production to accommodate EV production. If governments and other stakeholders were to incentivize meeting the net zero emissions by 2050 targets, the overall EV fleet would be projected to increase by about 75% to in excess of a 350 million EV fleet. IEA in the chart that follows later in the Industry Demand section of this Annual Report on Form 10-K on page 9, indicated that there is a 15% reduction in cobalt demand equivalent to approximately 35 kilo-tonnes per year between their 2030 base versus constrained methodologies. From this it can be deduced that they project over 233 kilo-tonnes per year base-case and 198 kilo-tonnes per year constrained. To put that in perspective, Statista indicates that there was 170,000 kilo-tonnes of cobalt produced in 2021. Therefore, as it pertains to light-duty vehicles only, albeit the behemoth in the EV sector, by 2030, it is projected that at least 16% or more in cobalt production will be needed than at present. Add to that uses of cobalt for battery applications outside of light-duty vehicles and materials and other technology applications outside the EV spectrum, there will absolutely be a need for expansion of cobalt sourcing to meet demand. Given environmental and global climate considerations, there will be an even bigger demand for responsibly sourced cobalt, given that over 70% of current production comes from the Democratic Republic of Congo (“DRC”), as discussed later in the Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC section of this Annual Report on Form 10-K on page 5. Demand for copper is expected to increase as well, albeit not quite to the extent of Cobalt, given that copper sources aren’t nearly as constrained.

Government policies around the world have been accommodating and supportive of EV adoption. The U.S., for example, recently signed into law the Inflation Reduction Act, which has environmental provisions targeted at providing credits toward the purchase of EV’s meeting certain favorable trade criteria. While there is concern over the ability for companies to meet the favorable trade criteria and for end-consumers to qualify for the credits, we believe that it is an indication of the commitment to incentivizing the transition process at the highest levels of government. In addition to penetration targets, other countries have proposed banning sales of internal combustion engine (“ICE”) vehicles by various deadlines, with 2030 being a common goal year for such policies.

Battery cell manufacturing has also been the beneficiary of billions in investment, with currently planned “gigafactories” totaling a capacity of 6,388 GWh projected to be deployed by 2031 per the BMI chart presented previously. If all of the planned plants were realized and produced at 100% capacity, the impact on battery raw materials markets would be extraordinary, causing demand for cobalt to expand to over 6X its current level.

Although the growth of EVs has given market fundamentals strength in the near term, energy storage provides a whole new source of growing battery material demand over the longer term. Renewable Grid Storage is a collection of methods used to store electrical energy on a large scale within an electric power grid. Electrical energy is stored during times when production, particularly from select alternative sources like wind, tidal, and solar, exceeds consumption and is activated when electricity production falls below consumption. In an electrical power grid without battery energy storage, energy sources that rely on fossil fuels must be scaled up and down to match the rise and fall of energy production from intermittent energy sources. As in EVs, batteries in a grid storage system can store excess energy, mitigating peak-power demand pricing, and decouple intermittent power generation from demand. The capital cost of a utility-scale lithium-ion battery storage system is expected to decrease another 27 – 57% by 2030 per the National Renewable Energy Laboratory (“NREL”). NREL projects that cost decreases could range from 0 – 38% additional between 2030 and 2050. Moreover, BNEF forecasts call for Renewable Grid Storage to grow at a 30% CAGR through 2030, while Brandessence Market Research projected a 27.68% CAGR in taking the Battery Storage Market to nearly 50 billion by 2028.

Our Planned Products

We are a primary cobalt and secondary copper resource exploration and development company with operations in northern Chile. Chile is the leading copper-producing country in the world.

Our Strengths

Experienced, Proven Management Team

The C3’s management team and partner network have extensive industry, process, and financial expertise and a proven track record of financing, developing, building, and operating projects within the junior mining and exploration space.

Positive Jurisdiction for Investments

C3’s operations are located in Chile. Chile is a country that is a mining-friendly jurisdiction and presently has free trade agreements, economic association and cooperation agreements in place with many Western countries, including the US. The Company has fostered good industry and Government relations and has received Government support at all levels. Due to Chile’s longstanding mining history, C3 has access to very good infrastructure in terms of roads, water and electricity.

Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC

C3’s management believes that C3 holds a potentially world-class, scarce mining project with a robust demand profile. Only one primary cobalt mine operates globally, and in 2021 an estimated 70.6% of global cobalt supply was sourced from the Democratic Republic of the Congo by USGS statistics. Security and reliability of supply is critically important for EV battery and car manufacturers, and supply risk is high due to the concentration of cobalt coming from one source. Historical mine operations and production data associated with this mining jurisdiction lowers the risk that would be associated with a greenfield project and likely increases the speed of execution. The resource has the potential to be a Tier-1 asset, and the unique characteristics of the spatial layout of the resource allow for effective use of multiple mining techniques and processing technologies.

Low-Cost Provider, Extensive Process Technology and Know-How

The C3 operating team, including its outside consultants, is comprised of a host of professionals with decades of financial, geological and mining experience and expertise. As the Company adds sub-projects to the overall La Cobaltera strategic plan, the scope of our services and materials will expand, providing low-cost benefits and opportunities to increase the pipeline.

Culture of Safety and Sustainability

Safety and sustainability are core values of our business and a critical part of our value proposition. C3 is developing ESG-focused goals, measures, and targets that are aligned with leading standards from the Global Reporting Initiative (“GRI”), the International Sustainability Standards Board (“ISSB”), and the initiative for Responsible Mining Assurance (“IRMA”) initiatives, in addition to the European Sustainability Reporting Standards under development in the European Union (“EU”) and the United States Securities and Exchange Commission’s (“SEC”) Climate-Related Disclosures. We believe our commitment to safety and sustainability is part of what will make us a preferred supplier and customer within the lithium-ion battery ecosystem.

Management Experience

Our management team, including management advisory consultants, has extensive experience in financial asset management, energy materials, water infrastructure and infrastructure. Specifically, we have significant experience in energy materials, from resource exploration and development through commercialization and closure.

Duncan T. Blount, Chief Executive Officer of C3, is responsible for Company leadership and all strategic aspects of the business. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining C3, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. And was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. And Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-Executive Director for Decklar Resources, Inc. and, Ponce de Leon Mining LLC. He also serves on the Advisory Board of Ocean Minerals LLC and on the Index Committee of the EQM Lithium & Battery Technology Index (BATTIDX). In addition, he previously served on the boards for Kuscan Minerals SA and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jeremy McCann Chief Operating Officer of C3, is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on the transformational shift in the way the world produces, stores, distributes and consumes energy, and C3. He has held these roles since inception in 2017. He is responsible for all operational aspects of C3 business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Jim Van Horn, Chief Financial Officer of C3, is responsible for all financial aspects of the business. Prior positions include Interim Chief Financial Officer and Chief Compliance Officer, Sigma for Mercer Global Advisors and Chief Financial Officer and Chief Compliance Officer for Sigma Investment Management Company. Jim received a post-baccalaureate in Accounting from Portland State University in Portland, Oregon and graduated with a B.S. in Chemical Engineering from Oregon State University in Corvallis, Oregon. Jim has maintained his Certified Public Accounting license with the State Board of Accountancy for the State of Oregon since May 1999.

Ignacio Moreno, Chile Country Manager of C3, has over 20 years of experience working in the public & private sectors of the mining industry. Between 2014 and 2016, he was appointed Undersecretary of Mining for the Chilean government. Previous to that he was the head of the Development division of ENAMI (Empresa Nacional de Minería), a Chilean state-run mining company. Ignacio also served several years as General Manager of Minera Cerro Dominador, a private mining company producing copper in Northern Chile. Ignacio started his career in banking for Banque Nationale de Paris in Chile. He holds a Maitrise de Gestion (Master I in the European Standard) from the University of Montpellier (France) and a Graduate Diploma in Management Sciences from the University of Bradford (UK).

Our Industry

Electric Vehicles

Spurred by the necessity to aggressively reduce carbon dioxide emissions to preserve the environment and reverse negative effects that have occurred to date, the shift from a global economy mobilized by fossil fuels to one powered by electricity is underway. This transition is no less than revolutionary in terms of the ongoing effects it will have on global civilization. Like the industrial revolution and the rise of the internet in the 1990’s, this is the next major transformative event to shape global economics and everyday human life. Consumer electronics was the first major industry to experience the trend toward electrification. Being in the early stages of the shift from internal combustion engines (“ICE”) to electric vehicles (“EV”), EVs are the segment that is currently receiving the most attention and exponential growth is expected in the near term. Energy grid storage will also become part of the trend to enable scaling of renewable energy like solar and wind. The world is going electric and green. This will require large-scale expansion in energy storage capacity. The best available technology for doing this now and for the foreseeable future is the lithium-ion battery (“LIB”), especially when weight and size are major considerations. This is why LIB technology is the energy storage of choice when it comes to e-mobility. Next-generation EV battery technology is still going to be LIB based, with innovation likely centering on the anode and electrolyte solution. The cathode has seen most of the innovation to date.

In the future, we envision a world where everyday life runs on batteries, and ipso facto, materials critical to the manufacture of batteries will see substantial increases in demand. These materials include lithium, cobalt, graphite, nickel and copper, among others. For a company to maximize shareholder value and capitalize on the creation of incremental demand for these materials, the technology and expertise to extract, process, combine, and recycle the materials is required.

Cobalt

Cobalt, a transition metal found between iron and nickel on the periodic table, is a hard, lustrous, grayish-silver metallic element with low thermal and electrical conductivity. The unique properties of cobalt and cobalt products are responsible for its extensive applications in energy storage, industrial and other areas. These characteristics include its high energy density, ability to alloy and impart strength at high temperatures, and ferromagnetic properties.

Cobalt naturally occurs in three mineral ore forms: cobaltite, smaltite, and erythrite. Concentration levels of the metal are often too low to be extracted economically, so it is usually mined as a byproduct of copper or nickel mining, with economically viable concentration levels usually observed between 0.1% and 0.5%. Ore is extracted, processed and converted into either cobalt metal or a cobalt chemical compound and delivered to chemical manufacturers. Potential chemical compounds include cobalt carbonate, cobalt sulfate, and cobalt salt derivatives. The vast majority of demand for these compounds comes from the rechargeable battery segment.

Cobalt applications can be divided into two primary categories: chemical and metallurgical. Based on research by the CRU Group on behalf of the Cobalt Institute for 2021, the batteries market, including consumer batteries (smartphones, tablets, other electronic devices) and EVs, currently accounts for approximately 87% of cobalt chemical demand and about 65% of overall cobalt demand. Metallurgical cobalt is the second largest cobalt consuming market at approximately 25% of overall cobalt demand. This is used primarily to produce superalloys consisting of cobalt combined with other metals such as nickel and/or iron. These alloys are surface stable and resistant to heat, corrosion and oxidation, which makes them valuable to and widely used by the aerospace, electricity generation, aircraft, medical, automotive, and military-related industries. Other applications for metallurgical cobalt include hard metals and diamond tools, catalysts in oil and gas refinement, and pigments.

Cobalt in Lithium-ion Batteries

Lithium-ion batteries that contain cobalt have high energy density, making them lightweight and efficient in terms of energy delivered relative to size, which helps to maximize EV driving range. Cobalt’s properties also give it distinct advantages in improving the longevity and safety of lithium-ion batteries, as its tight molecular compound structure allows for a high cycling ability – shorter recharge times and more charging and recharging cycles, and its high heat capacity provides good thermal stability to battery chemistries.

Lithium-ion battery cathodes come in a variety of chemistries, some of which contain cobalt and others that do not contain cobalt. The main cobalt containing chemistries are: lithium cobalt oxide (“LCO”) – LiCoO2, lithium nickel manganese cobalt oxide (“NMC”) – LiNiMnCoO2, and lithium nickel cobalt aluminum oxide (“NCA”) – LiNiCoAlO2. The NMC chemistry is the dominant chemistry of the cobalt-containing configurations.

In the chart that follows in the “Industry Demand” section from the International Energy Agency (“IEA”), it can be seen that by 2030, cobalt-containing chemistries are expected to have somewhere in the range of 28% (constrained case) to 59% (base case) of the overall light-duty vehicle battery chemistry demand, while non-cobalt-containing substitutes, such as lithium iron phosphate (“LFP”) are expected to hold the balance of the market. The constrained case is where a prolonged period of higher battery metal prices pushes automakers toward alternatives.

Within the NMC chemistry is the question of what ratio of cobalt to other metals is optimal. NMC532, NMC622, NMC811 and NMC 9.5.5. NMC 811 or NMC 9.5.5 appear to be the most likely NMC chemistry sub-types to become the cobalt-containing battery cathode market leader. However, projections suggest that LFP will become the overall market leader for battery cathodes (i.e., overall for cobalt and non-cobalt containing cathodes). The emergence of chemistries with less cobalt or no cobalt are a definite consideration for long-term cobalt demand. Scientists, however, continue to lament the technical difficulties of implementing low- or no-cobalt configurations, such as the 811 chemistry, for large-scale applications. The bottom line is cobalt is a necessary element to produce lithium-ion batteries with high energy densities coupled with favorable thermal stability profiles. The most likely scenario is that the rate of decrease of cobalt content in batteries will be far outstripped by the rapid increase in demand for lithium-ion batteries due to the exponential growth in the adoption of EVs, as depicted in the following chart.

Industry Demand

The growth forecasted in the EV market has resulted in a significant increase in current and expected future demand for battery-grade cobalt compounds. AllianceBernstein (“AB”) as presented in The Economist projected EV battery capacity to increase from approximately 460 Gwh in 2022 to around 2.7TWh in 2030. This has EV battery capacity tracking at more than 40% of the overall LIB demand as depicted in the BMI gigafactory projections presented earlier. In the Cobalt Market Report 2021, released in May 2022, the Cobalt Institute projected medium term increases in cobalt demand from 175 kilotonnes in 2021 to around 320 kilotonnes by 2026, rising at a CAGR of 12.7% over that period. IEA projections are more cautious, expecting the market for EV-related uses of cobalt will increase by 2030 to somewhere between 250 kilotonnes to as much as 295 kilotonnes of annual cobalt demand, unless countries align with a net zero emissions by 2050 (“NZE”) standard, in which case annual demand for cobalt could be expected to reach as much as 410 kilotonnes by the end of that period.

In 2021 EV applications were the largest end-use sector for cobalt as depicted in the following chart compiled by CRU on behalf of the Cobalt Institute. This was the first year ever that EV applications were the predominant end-use sector and expectations are that this sector will only continue to increase its spread compared to other end use applications in the coming years.

As of forecasts prepared in late 2020, BMI projected cobalt demand for battery applications to increase from 66,000 tonnes in 2020 to just over 1.1 million tonnes in 2040. Adding in the cobalt demand forecast for non-battery applications, total cobalt demand is expected to reach 1.2 million mt in 2040 from a current level of ~159,000 tonnes, for a predicted CAGR of 11.9%.

Additionally, IEA forecasts that by 2030, demand for the NMC-High Nickel type of batteries, which includes the NMC811 cathode chemistry, will range from approximately 13% (constrained) to 27% (base) across all battery chemistries, as depicted in the following chart. As indicated in the earlier BMI chart, while cobalt usage is expected to decrease through 2026, the annual demand is expected to increase substantially through that same period. Therefore, even using relatively conservative assumptions for cobalt-containing battery chemistries, this illustrates that the rapid growth of EV market penetration is likely to still create a substantial increase in cobalt demand in the EV space and overall. This expectation aligns well with the earlier projections that have total annual cobalt demand close to or more than doubling by 2030, depending on the scenario and underlying assumptions. These estimates are roughly in line with a 2022 BNEF projection for a 1.5X increase in demand for cobalt from lithium-ion batteries for 2030 compared to 2021.

13

Industry Supply

Cobalt is a fairly rare metal, comprising only 0.001% of the earth’s crust, though widely dispersed and commonly found and obtained in association with other mining activities. More commonly, cobalt is found in ores of iron, nickel, copper, silver, manganese, zinc, and arsenic. Cobalt is usually mined as a by-product of either nickel, copper, or other more abundant metals. Most cobalt production is ultimately dependent on the production of copper and nickel, and the mined ore often contains only 0.1% - 0.5% elemental cobalt. Global cobalt reserves are estimated by the United States Geological Survey as of January 2021 to be about 7.1 million tonnes with just over 50% of these reserves located in the DRC.

Per USGS estimates, mined cobalt production for 2021 was estimated at roughly 170,000 tonnes of mined supply produced. As stated earlier in the “Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC” section, approximately 70.6% of the current supply comes from the DRC. The next largest mining producer of cobalt is Russia, with around a 4.5% market share.

IEA projects that annual cobalt supply will just exceed approximately 300 kilotonnes by 2030 and this will approximately pace the overall demand as referenced earlier in the “Industry Demand” section. This balancing presumes that NZE models aren’t the prevailing scenario, as that would predict much higher demands and imbalances with supply. The following chart is IEA’s long-term cobalt supply forecast, which shows a substantial ramp-up in the quantity of cobalt supplied to the market, particularly over the next few years. IEA expected a CAGR of approximately 12% over the period from 2020 to 2025. In the chart, the y axis represents quantity in kilotonnes, the supply is represented by the light blue highlighted bars, whereas, the green and gold lines and red shaded bars, represent demand for the stated policies scenario (status quo), announced pledges scenario (greater action taken) and NZE scenario, respectively. It should be noted that the supply forecasts by IEA were derived from BMI information and as such, the forecast is likely to include mined production from expected and potential future producers who have a quantifiable probability of bringing supply to market over the projection timeframe, which is a characteristic attribute of BMI projections.

Industry Supply, Demand, and Pricing Dynamics

Cobalt is presently in a state of surplus, as more material is being supplied to the market than there is demand. However, as depicted in the side-by-side charts from BMI that follow, annual shortages compared to current and projected sources of supply are expected to begin within the next few years and only get more pronounced with each successive year. By 2040 this shortfall is anticipated to be as drastic as 800 kilotonnes, unless presently unknown sources of potential or proven reserves come online, are exploited and add to the anticipated supply volumes. This shortfall is nearly 5X the 2021 overall global cobalt production. The charts show the situation from a balance of supply and demand to a gap in supply and demand perspective and vary the presentation by showing highly probable supply apart from probable, possible and secondary sources.

By observing any trailing 5-year historical charts, it is evident that Cobalt pricing suffered from the second half of 2018 through early 2019. This was primarily due to negative sentiment and increased short-term supply. The price remained fairly flat from its low in early 2019 until around mid-2020, where squeezed supply from the Covid-19 pandemic along with increasing demand, due to the EV transition needs caused prices to start climbing toward their peak around $82,000USD per tonne in early-March 2022 through mid-May 2022. Prices have receded to a more balanced supply-demand state around $50,000USD per tonne from mid-July 2022 to present.

The cobalt market is a relatively small niche market compared to other metals and commodities, and much of the supply is tied up in long term contracts between producers and their offtake partners, among others. Companies that are increasingly concerned about being socially responsible within their supply chains enter into these contracts to obtain a reliable and clean supply of cobalt. Market perception of price moves in cobalt is often influenced by cobalt futures pricing published by the London Metals Exchange (LME). Because most cobalt supply is tied up in long-term contracts, the relatively small percentage of supply that trades on the LME does not necessarily originate from the highest quality sources, and due to the small size of the market, pricing is susceptible to increased volatility on low trading volume.

Property Disclosures

As it relates to the material property details for the La Cobaltera Project, C3 and Baltum, are exploration-stage companies and all areas described are exploration-stage areas of the overall property.

Descriptively, La Cobaltera is located in northern Chile, 48 kilometers (approximately 30 miles) south of Huasco, Huasco Province, Atacama Region. The property is located approximately 700 kilometers north of Santiago. The UTM coordinates are E 285,170 longitude and N 6,823,000 latitude with a variable elevation between 700 – 1,100 meters above sea level.

The following map depicts the existing infrastructure near the La Cobaltera Project.

For roads, see the yellow lines and orange with black dot markers in the preceding map, which show the primary routes in the area which are: Hwy 5, C-46, C-494 and C-526.

For railroads, see the pink marker in the following map. The freight train carrier, Ferronor, owns lines throughout Chile, including the one depicted, which is a 49 kilometer branch line between the port of Huasco and Vallenar. At Vallenar, there is a junction with the main line that runs north and south in Chile and allows for freight connections to other major regions of Chile.

For airports, see the plane icon in the following map, which references Vallenar Airport. The Vallenar Airport is a smaller regional airport that doesn’t serve commercial flights. It has an asphalt runway of 4,521 feet in length. Most commercial flights are routed through either La Serena, Chile to the South or Copiapo, Chile to the North with bus or other means of transportation to get to Vallenar and the surrounding areas.

The towns of Huasco City, Freirina City, Vallenar City are labeled in the following map and are the primary population centers in the area.

For ports, see the lighthouse icon in the following map, which references Huasco Port. This is a medium-sized port, with the maximum length of vessels recorded entering the port of 300 meters, maximum draught of 14 meters and maximum deadweight of 209,537 tonnes.

Water sources are generally from onsite wells, when available for smaller needs, trucked into the area for employee use and consumption, or derived from seawater for direct processing use or after first being desalinated, if a pipeline is constructed for transporting the water from the nearby ocean to the site. Both C3 and Baltum are highly sensitive to the social impact of water usage in a dry, drought-prone area and strives to leverage sources that minimize the impact to the local population and the environment.

The previous map depicts an electric transmission line in green. It should be noted that the grid in the area is supplied by electricity generation from a variety of sources, such as solar, wind, hydroelectric and coal.

Personnel will typically be sourced from nearby towns for general mining labor once that occurs. Experts, such as geologists, engineers, independent consultants and onsite management are typically sourced from major Chilean cities, such as Santiago, or from non-Chilean labor.

The mining concessions that comprise the La Cobaltera Project are depicted in the following map:

COBALTERA 3, 1 to 300 (300 hectares); COBALTERA 4, 1 to 300 (300 hectares); COBALTERA 5, 1 to 264 (264 hectares); COBALTERA 6, 1 to 270 (270 hectares); COBALTERA 7, 1 to 200 (200 hectares); COBALTERA 8, 1 to 269 (269 hectares); COBALTERA 9, 1 to 200 (200 hectares); COBALTERA 10, 1 to 207 (207 hectares); COBALTERA 11, 1 to 200 (200 hectares); COBALTERA 12, 1 to 189 (189 hectares); COBALTERA 13A, 1 to 2 (2 hectares); COBALTERA 13B, 1 to 8 (8 hectares); COBALTERA 13C, 1 to 9 (9 hectares); COBALTERA 13D, 1 to 23 (23 hectares); COBALTERA 13E, 1 to 11 (11 hectares); COBALTERA 13F, 1 to 14 (14 hectares); COBALTERA 14, 1 to 3 (3 hectares); MANUEL TRES [3] 1 to 13 (13 hectares); MANUEL 4 1/60 (60 hectares); SAN RAMON 1 to 10 (93 hectares). In aggregate, the material mining property is 2,635 hectares. To retain the full exploitation status properties described above, Baltum must pay the Chilean Treasury Department annual patent fees (estimated to be approximately $6.30USD per hectare).

The condition of the mining concession areas within the La Cobaltera Project is generally in their natural state, as little to no exploration has yet to be conducted onsite. What has been completed is GeoMagDrone imaging of magnetic field variances (including Total Magnetic Intensity, Magnetic Intensity Reduction to Pole and Magnetic Analytical Signal) in areas that include COBALTERA 13C, COBALTERA 13E, COBALTERA 13F, COBALTERA 14, MANUEL TRES and MANUEL 4 in their entirety and varying portions of COBALTERA 6 (SE Corner, approximately 15 – 20% by area), COBALTERA 8 (South sliver, approximately 5% or less by area), COBALTERA 10 (Eastern half, approximately 40 – 45% by area), COBALTERA 11 (SE Corner, approximately 5% or less by area), COBALTERA 12 (lower ¾, approximately 70 – 75% by area), COBALTERA 13B (Eastern half, approximately 50 – 55% by area), COBALTERA 13D (lower ¾, approximately 75 – 80% by area) and SAN RAMON (NE Corner, approximately 10 – 15% by area). To reiterate, at present this is an exploration-stage material property as are each of the areas outlined previously.

The Company exploration program is focused on the continuance of widespread use of any and all non-destructive means of exploration, such as GeoMagDrone, GeoPhysics, Drone surveys, Robotic fieldwork and other non-invasive or less-invasive methods that we can devise or that become available to us through technological advances. Once this preliminary data is obtained, our geologists will use the data to determine the best target sites for core sample drilling in order to maximum the coverage for higher probability areas and achieving overall minimization of the use of drilling while scoping for resources and/or reserves that could lead toward development and production. There are no existing mines in these areas and the proposed program is exploratory in nature. Furthermore, there is no equipment, facilities, mine infrastructure or underground development on this overall material property. The carrying book value of the La Cobaltera Property for accounting purposes is $0. As none of the areas described have been previously developed, there is no history of previous operations on the material property. There are no significant encumbrances to the material property, as exploitation-level mining concessions in Chile have an indefinite life, as long as the annual patent fees are paid each year, as discussed previously. To do any core sample drilling or more invasive development beyond that would require submittal of an Environmental Assessment and Plan of Work for approval. There is no permitting required to perform the type of non-invasive exploration that is outlined earlier in the paragraph with regard to the exploration program.

Baltum may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region ("CONAF"), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

Exploration Program Internal Controls

There are no internal controls in place at this time with regard to the Company’s exploration program as there are currently no exploration and mineral resource reserve estimation efforts by the Company at this time. As there are presently no mineral resource and reserve estimation efforts on the Company’s material property, related to any of its mining concession areas, there are no applicable internal controls or quality control and quality assurance programs for their estimation in place at this time. However, when it is appropriate to make mineral resource and reserve estimations, the Company intends to engage industry-respected, independent geological consultants to oversee and provide assurance to this process of estimating mineral resources and reserves.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. Variants of this virus continues to spread throughout the United States and the world. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. The extent of the impact of COVID-19 on C3 operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted.

We have experienced material disruptions to our business because of COVID-19. For example, as discussed below, due in part to complications from COVID-19, the inability to raise capital and maintain operations necessitated the decision on the Company’s part to let the installment options to purchase both La Cobaltera and Carrizal Alto lapse in 2020.

As such, we can provide no assurance that our operations will not be materially and/or adversely affected by the COVID-19 pandemic in the future that could result from any worsening of the pandemic, the effect of mutating strains, additional outbreaks of the pandemic, actions taken to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual actions taken in response to the pandemic including government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions.

Corporate History

On December 4, 2017, Chilean Cobalt Corp. (“C3”) was incorporated in the state of Nevada.

On January 3, 2018, C3 formed a direct, wholly-owned Chilean operating subsidiary, named Baltum Mineria SpA (“Baltum”).

Founder Shares

On December 4, 2017, in connection with the incorporation of C3 on December 4, 2017, C3 issued 11,666,667 shares (pre-reverse split) of common stock at a purchase price of $0.0001 per share (for an aggregate of $1,166.67 of proceeds) to Genlith, Inc. in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Acquisition of Mining Concessions in Northern Chile's Atacama region

In January 2018, C3 entered into a stock purchase agreement pursuant to which C3 agreed to sell to investors 5,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $1.00 per share for gross proceeds of $5,000,000. The proceeds from this stock purchase agreement funded the acquisition of mining concessions to develop premier cobalt and copper projects in Northern Chile's Atacama region.

(i)	On January 19, 2018, the Company’s subsidiary Baltum signed a unilateral option contract for the purchase of mining concessions with Sociedad Legal Minera Soledad Uno de la Sierra Arenillas Atlas and Homero Eduardo Callejas Molina.

(ii)	On March 16, 2018, the Company’s subsidiary Baltum signed unilateral option contract for the purchase of additional mining concessions with Sociedad Minera Contractual Carrizal Alto.

However, due to complications from COVID-19 and Chilean Unrest at the end of 2019 and into 2020, the inability to raise capital and maintain operations necessitated the decision to let the installment options to purchase both La Cobaltera and Carrizal Alto lapse in 2020.

Land Consolidation Package

On April 2, 2019, Baltum entered into a land consolidation package with Cobalta Chile SpA which included mining exploration and exploitation concessions in the La Cobaltera District, Chile. The total consideration paid to Cobalta Chile SpA was $600,000, of which $550,000 went towards acquisition of exploitation and exploration claims, the other $50,000 went towards an option on three additional exploitation claims of which one was eventually purchased on November 6, 2020 for an additional $116,666. Overall acquisition costs paid to Cobalta Chile SpA were $716,666.

Private Placement in 2019– Common Stock

During the period from March 2019 through June 2019, C3 issued 2,900,000 shares (pre-reverse split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of C3 with four separate shareholders of C3.

During September 2019, C3 issued 3,383,625 shares (pre-reverse split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split) of common stock at a valuation of $1.45 per share.

Anti-dilution Shares Issued

This issuance was made to the thirteen shareholders who acquired shares in September 2019 at $1.45 per share signing agreements to waive their anti-dilution rights. These thirteen shareholders received an additional 4.8 shares to each of their shares giving them an effective 5.8 shares for every share, totaling 21,206,892 shares issued. Only par was paid, which was paid by Genlith, Inc. on behalf of all shareholders, for accounting purposes, this created a non-cash loss on the independently valued price of $0.09 per share on July 24, 2020 compared to par paid – a $1,906,500 non-cash loss. This issuance was made in reliance on Rule 506(b) of Regulation D of the Securities Act.

1-for-13.430605 Reverse Stock Split

Our board of directors and shareholders approved on July 23, 2020 and July 24, 2020, respectively, a 1-for-13.430605 reverse split of our common stock, which was effected on August 10, 2020. The reverse split combined each 13.430605 shares of our outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded to the nearest whole share. All references to common stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Annual Report on Form 10-K to reflect the reverse split of our common stock as if it had occurred at the beginning of the earliest period presented. As a result of the reverse stock split, the number of shares of common stock issued and outstanding decreased from 40,291,669 shares as of August 10, 2020, to approximately 3,000,000 shares. In connection with the reverse stock split, we filed a Certificate of Change to effect the reverse stock split with the Secretary of State of Nevada on August 10, 2020.

Share Exchange in 2020 – Common Stock

On August 10, 2020, C3 issued 4,000,000 shares of common stock to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Share Exchange in 2020 – Common Stock for Convertible Debt

On August 18, 2020, C3 issued 3,000,000 shares of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Rights Issuance in 2020 – Common Stock

During the period from August 24, 2020 through September 17, 2020, C3 issued 1,000,000 shares of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

Private Placement in 2021 – Common Stock

On December 31, 2021, C3 issued 41,667 shares of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Recent Developments

Private Placements in 2022 – Common Stock

During the period from January 2022 through April 2022, C3 issued 1,958,333 shares of common stock at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Approval of Chilean Cobalt Corp. 2022 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan, effective April 29, 2022, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards may be granted to officers, directors, employees and consultants, as applicable. Under the Plan, 1,950,000 of common stock, par value $0.0001 per share, are reserved for issuance.

Genlith, Inc. Distribution of C3 Shares of Common Stock to Shareholders of Genlith, Inc.

On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares of common stock of C3 held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of capital stock of C3.

Appointment of VStock Transfer, LLC as Transfer Agent

On May 20, 2022, C3 entered into that certain Transfer Agent and Registrar Agreement with VStock Transfer, LLC, whereby VStock Transfer, LLC agreed to act as the transfer agent of C3.

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, the Company granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, the Company granted options to purchase an aggregate of 26,668 shares of common stock at an exercise price of $0.60 per share to an advisor of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited to the Company options to purchase 31,250 shares of the Company’s common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares of the Company’s common stock granted to directors on May 24, 2022 as described above.

Current Private Placement of Common Stock

The Company is currently engaged in a private placement under Rule 506(c) of Regulation D of the Securities Act (“Current Private Placement”) of up to 1,558,442 of its shares of common stock for $0.77 per share, for an aggregate of gross proceeds in the amount of up to approximately $1,200,000. However, the Company may not be able to raise this amount and may have to close the private placement at a lower amount. Additionally, there can be no assurance that the Company will be able to raise any funds in this private placement.

Organizational Structure

The following is a current organizational chart of our Company:

Employees

As of March 24, 2023, we had 3 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. There are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region ("CONAF"), on our subsidiary Baltum Mineria SpA (“Baltum”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

Description of Properties

Our corporate offices are located at 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. Genlith, Inc. founder of the Company and former shareholder, allows the Company to share this office at no cost by verbal agreement among the two entities.

Baltum’s corporate offices are located at Rosario Norte 100, of. 1401, Las Condes, Santiago, Chile. Gestion Ambiental S.A. (“SGA”), an affiliate of Genlith, Inc. and provider of certain accounting and administrative services to Baltum, SGA allows Baltum to use this office for address-purposes and as necessary at no cost by verbal agreement among the two entities.

Competition

We expect to compete globally against a number of other cobalt and copper producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, ESG factors and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.

Government and Environmental Regulations

In the ordinary course of business we are required to obtain and renew governmental permits for our current limited operations at our projects. We will also need additional governmental permits to accomplish our long-term plans to mine cobalt under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan we may propose in the future, delay or stop us from proceeding with the development of our projects or increase the costs of development or production, any or all of which may materially and/or adversely affect our business, prospects, results of operations, financial condition and liquidity.

We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our planned products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our future mine extraction operations and certain other assets at the end of their useful life. In addition, our future production facilities will require numerous operating permits. Due to the nature of these requirements and changes in our planned operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations. The Company does not currently have any production facilities in place as these are all in the future planning stages at this time and accordingly, the Company has not yet started the permit process in respect to such planned production facilities.

We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. In addition, we may be required to either modify existing or obtain new permits to meet our capacity expansion plans. We may be unable to modify or obtain such permits or if we can, it may be costly to do so. Furthermore, environmental, health and safety laws and regulations are subject to change and have become increasingly stringent in recent years. Future environmental, health and safety laws and regulations could require us to alter our production processes, acquire pollution abatement or remediation equipment, modify our planned products or incur other expenses, which could harm our business and results of operations.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following  :

•	We are in the early stages of our operations;

•	We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021;

•	Our current cash resources will not allow us to become profitable and will only allow us to fund operations for a limited period of time;

•	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position;

•	The COVID-19 pandemic may adversely impact our business and financial condition;

•	Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles;

•	Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability;

•	Our research and development efforts may not succeed, and our competitors may develop more effective or successful products;

•	Cobalt and copper prices can be volatile, especially due to changes in supply;

•	We face competition in our business;

•	Our planned production development efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties;

•	We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs;

•	The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues;

•	We have substantial international operations, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations;

•	Our planned cobalt and copper extraction and planned production operations in Chile will expose us to specific political, financial and operational risks;

•	Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations;

•	We may not satisfy prospective customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our planned products to meet certain quality standards;

•	Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our planned products, our business, financial condition and our results of operations;

•	Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management;

•	Some of our employees will be unionized or will be employed subject to local laws that are less favorable to employers than the laws of the United States;

•	Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment;

•	Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations;

•	We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we produce;

•	Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks;

•	A shortage of equipment and supplies and/or the time it takes such items to arrive at our projects could adversely affect our ability to operate our business;

•	Mining development and processing operations pose inherent risks and costs that may negatively impact our business;

•	Failure to adequately manage our growth may seriously harm our business;

•	If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business;

•	Our future operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations;

•	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members;

•	Our business and financial results may be adversely affected by various legal and regulatory proceedings;

•	We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business;

•	Environmental regulations could require us to make significant expenditures or expose us to potential liability;

•	We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed;

•	An active trading market for our common stock may not develop and you may not be able to resell your shares at or above the price which you paid; and

•	The Company’s stock price may be volatile.

Risks Related to Our Business and Industry

We are in the early stages of our operations.

We were incorporated on December 4, 2017 and have had limited operations to date. We have not received revenue from our operations since the date of incorporation. As we are in the early stages of our operating history, it is difficult for an investor to make a determination as to the possible success or failure of our business. We are subject to all of the risks associated with a start-up company in the cobalt production business, including the risks set forth herein.

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.

For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $1,032,295 and $107,858, respectively, and negative cash flow from operating activities of $673,796 and $107,822, respectively. As of December 31, 2022, we had an aggregate accumulated deficit of $31,207,496. We expect our operating expenses to significantly increase over the next several years as we expand our operations and infrastructure, both domestically and internationally, and hire additional personnel. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.

Our audited financial statements included elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations at some point in the future and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

Our current cash resources will not allow us to become profitable and will only allow us to fund operations for a limited period of time.

We anticipate that our expenses over the next twelve months will be approximately $948,000 for the full implementation of our business plan including light exploration, research and development expenses, general & administrative expenses, and working capital and general corporate purposes. Based on our current cash on hand, we may be delayed or forced to cease operations within 12 months unless we are able to raise $560,000.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

At December 31, 2022, we had a cash balance of approximately $630,803, a working capital surplus of approximately $131,293, and an accumulated deficit of approximately $31,207,496. Even if we are able to generate substantial revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

The COVID-19 pandemic may adversely impact our business and financial condition.

The COVID-19 pandemic has caused, and is expected to continue to cause, disruptions in regional economies and the world economy and financial and commodity markets in general. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings, travel restrictions, significant disruptions to business operations, supply chains and customer activity and demand, service cancellations, workforce reductions and other changes, significant challenges in healthcare service provision and delivery, mandated closures and quarantines, as well as considerable general concern and uncertainty, all of which have negatively affected the economic environment and may in the future have further and larger impacts. The full extent of the impact of the pandemic on the economy is not known at this time and it is not known what measures will be implemented by governmental authorities in the future and how long these measures, or the measures currently in effect, will be in place. The COVID-19 global pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. Additionally, COVID-19 has disrupted the capital markets world-wide and prices of materials, including cobalt prices, and we may be unable to complete future capital raising transactions if continued concerns relating to COVID-19 cause further significant market disruptions. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic; however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.

Greg Levinson is the Chairman of the Board of our Company and is also the Chief Executive Officer of Genlith, Inc., which previously held a majority interest in the Company, which raises potential conflicts of interest.

Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in the Company prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. As of the date of the distribution, Genlith, Inc. no longer holds equity in the Company. This may cause potential conflicts of interests arising from Mr. Levinson's roles as Chairman of the Board of the Company and as CEO of Genlith, Inc. For example, Mr. Levinson’s priorities in relation to his roles as Chairman of the Board of the Company and as Chairman and officer of Genlith Inc. may not always coincide, as the priorities of the Company and Genlith, Inc, may also not always coincide, and Mr. Levinson may seek to cause Genlith, Inc. to take courses of action that are more beneficial to Genlith, Inc. than the Company, which could involve risks to the Company and our stockholders or adversely affect us or our stockholders. As an example, there could arise a business opportunity in the future that would be beneficial to both Genlith, Inc., as well as to the Company, and Mr. Levinson may cause either the Company or Genlith, Inc. to take action in connection with such opportunity that would be more beneficial to Genlith, Inc. than the Company, which could deprive the Company of such opportunity and would adversely affect us and our stockholders. Further, Mr. Levinson may face conflicts of interest in allocating his time among the Company and Genlith Inc., which could cause him to allocate less time to the Company. Additionally, Genlith, Inc. allows the Company to share this office at no cost by verbal agreement among the two entities. Further, Baltum’s corporate offices are provided to Baltum to use at no cost pursuant to a verbal agreement between Baltum and Gestion Ambiental S.A. (“SGA”), an affiliate of Genlith, Inc., and SGA also provides certain accounting and administrative services to Baltum for which Baltum does pay SGA a monthly amount. In his role as Chairman and officer of Genlith Inc., Mr. Levinson may decide to cause Genlith Inc. to cease providing the office space to the Company and cause SGA to cease providing office space and certain accounting services at agreeable rates to Baltum, which would negatively affect the Company and Baltum as each would have to seek out new office space and Baltum would additionally need to seek out a new provider for certain accounting services.

Ignacio Moreno who serves as our Chile Country Manager and a director of the Company is located outside of the United States.

Ignacio Moreno who has served as the Chile Country Manager at the Company since January 2022 and director of the Company since April 2022 is located outside of the United States in Chile. Mr. Moreno also serves as a member of our environmental, social and governance committee since April 25, 2022. Because Mr. Moreno is located outside of the United States, it may not be possible for shareholders to effect service of process within the United States upon Mr. Moreno, or to enforce against him judgments obtained in U.S. courts or to bring actions against him in foreign courts, whether or not predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. Accordingly, there is doubt as to the enforceability in Chile, either in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely on the federal securities laws of the United States or the securities laws of any state of the United States. A court in Chile may refuse to apply provisions of U.S. securities laws in original actions, or to enforce judgments of U.S. courts that are based on such provisions.

Risks Related to Our Growth Strategy and Our Markets

Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles.

We anticipate producing cobalt and copper compounds for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Our growth is largely dependent upon the continued adoption by consumers of products utilizing rechargeable storage batteries, particularly electric vehicles, which contain cobalt and copper compounds which we plan to produce. If the market for products utilizing rechargeable storage batteries, particularly electric vehicles, does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected positively or negatively by numerous external factors, such as:

•	government regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance and cost;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of oil and gasoline.

Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability.

We anticipate producing cobalt and copper compounds for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Deterioration in the global economy or in the specific industries in which our prospective customers compete could adversely affect the demand for our prospective customers’ products, which, in turn, could negatively affect our prospective sales and profitability. Many of our prospective customers’ end-markets are cyclical in nature or are subject to secular downturns. Therefore, we anticipate cyclical or secular end-market downturns may result in diminished demand for our prospective cobalt and copper compounds and cause a decline in average selling prices.

Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.

The industries and the end markets into which we sell our planned products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative cobalt and copper compounds for use in our prospective customers’ products in the electric vehicle, aerospace and other sectors. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our prospective customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our prospective customers’ end markets, our business, financial condition and results of operations could be adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our planned products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be adversely affected.

Cobalt and copper prices can be volatile, especially due to changes in supply.

The prices of cobalt have been, and may continue to be, volatile. We seek to manage volatility through the sale of cobalt compounds and by entering into long term contracts with our customers; however, such efforts may not be successful. We expect that prices for the cobalt and copper compounds we plan to manufacture will continue to be influenced by various factors, including worldwide supply and demand as well as the business strategies of major producers. Some of the major producers have increased production, which affects overall global supply. In addition, certain market analysts predict a significant increase in global cobalt capacity over the next seven years, although there is a high degree of uncertainty about the status of new cobalt production capacity expansion projects being developed by current and potential competitors. Declines in cobalt prices could have a material adverse effect on our business, financial condition and results of operations. The pricing for copper may also be volatile. This volatility may become more pervasive as demands within the EV channels increase, further constraining sources of copper from countries and producers meeting the requirements for important environmental objectives.

We face competition in our business.

We expect to compete globally against a number of other cobalt and copper producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, ESG factors and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.

Our planned production development efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.

In order to meet growing and forecasted demands for cobalt compounds, particularly in the EV space, we are planning substantial capital projects, including a new plant intended to be built between 2027 and 2028 aiming to produce approximately 2.4 kMT by the end of 2029 and in subsequent years throughout the life of the mine. These planned projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties could increase the cost of these planned projects, delay the projects or render them infeasible. Any significant delay in the completion of the planned projects or increased costs could have an adverse effect on our business, financial condition and results of operations.

We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.

As part of our continuing business strategy, we may make acquisitions of, or investments in, mining concessions, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. We do not have specific timetables for these plans and we cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices.

Future acquisitions could pose numerous risks to our operations, including difficulty integrating the acquired mining concessions, operations, products, technologies or personnel; substantial unanticipated integration costs; diversion of significant management attention and financial resources from our existing operations; a failure to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and the incurrence of liabilities from the acquired businesses for environmental matters, infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims. These and other risks relating to acquiring, integrating and operating acquired assets or companies could cause us not to realize the anticipated benefits from such activity and could have a material adverse effect on our business, financial condition and results of operations.

The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues.

Rechargeable storage batteries rely on cobalt compounds as a critical input. The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on cobalt compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use less cobalt compounds could materially and/or adversely impact our prospects and future revenues.

Risks Related to Our Operations

We have substantial international operations, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2022 and December 31, 2021, approximately 8%% and 66%, respectively, of our costs were denominated in a currency other than the U.S. Dollar (primarily the Chilean peso). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.

Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. The Chilean peso has recently declined significantly in value, and we currently do not hedge foreign currency risks associated with the Chilean peso due to the limited availability and high cost of suitable derivative instruments.

In addition, it may be more difficult for us to enforce agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we operate are a risk to our financial performance and future growth. Our sales depend on international trade and moves to impose tariffs and other trade barriers, as is happening in various countries including the United States, could negatively affect our sales and have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the Foreign Corrupt Practices Act), anti-money laundering, trade sanctions and export controls. Compliance with such laws may be costly and violations of such laws may carry substantial penalties.

As we continue to operate our business internationally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.

Our planned cobalt and copper extraction and planned production operations in Chile will expose us to specific political, financial and operational risks.

Our current exploration operations and planned production and extraction operations in Chile will expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•	Political and financial risks that are typical of developing countries, including: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; social activism; and changing political norms, currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, Chile. In particular, changes in mining or investment policies or shifts in political attitude in Chile concerning mining may adversely affect our planned operations or profitability. There can be no assurance that future governments of Chile will not impose greater state control of cobalt resources, or take other actions that are adverse to us. Chile has recently faced significant currency devaluation, high inflation and interest rates and labor unrest. To date, the Company has not experienced any inflationary pressures that have materially impacted the Company’s operations.

•	Risks associated with the loss or depletion of mineral deposits. Our primary source for cobalt and copper for our exploration activities are the owned mining concessions. In order to maintain our exploration capabilities, and for future production and extraction capabilities, we will need to replace or supplement our cobalt resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Due to the current trend of growth in the cobalt industry, there is no assurance that we will be able to discover or acquire new and valuable cobalt and copper resources, or that the actual planned production results will match the expected results.

•	Risks of certain natural disasters. Our cobalt and copper exploration and planned production facilities will be located in a seismically active region in northwest Chile. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Chile.

Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations.

We plan to conduct cobalt production operations in Chile and plan to own, operate and/or contract with large-scale manufacturing facilities in the United States, Chile and/or other countries holding strategic advantages, such as free-trade agreement affiliation, environmental impact minimization and other factors, for downstream processing of our materials. Our operating results will be dependent in part on the continued operation of the various planned production facilities and the ability to manufacture products on schedule. Interruptions at these planned facilities may materially reduce the productivity and profitability of a particular planned manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Our operations and those of our contract manufacturers will be subject to hazards inherent in cobalt production and manufacturing and the related storage and transportation of raw materials, products such as wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.

We may not satisfy prospective customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our planned products to meet certain quality standards.

Since our planned products will be derived from natural resources, they may contain inorganic impurities that may not meet certain customer or government quality standards. As a result, we may not be able to sell our planned products if we cannot meet such requirements. In addition, customers may impose stricter quality standards on our planned products or governments may enact stricter regulations for the distribution or use of our planned products. Failure to meet such standards could materially and/or adversely affect our business, financial condition and results of operations if we are unable to sell our planned products in one or more markets or to important customers in such markets. In addition, the cost of our planned production may increase to meet any newly imposed or enacted standards.

We anticipate warranting to our prospective customers that our planned products conform to mutually agreed product specifications. If a product fails to meet warranted quality specifications, a customer could seek a replacement, the refund of the purchase price or damages for costs incurred as a result of the product failing to meet the specification. In addition, because we anticipate that many of our planned products will be integrated into our prospective customers’ products, such as in rechargeable batteries in automobiles, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer, even though we generally seek to limit our liability for such matters in contracts with our prospective customers.

In addition, we anticipate utilizing third parties to produce a portion of our cobalt compounds. We endeavor to contract with third-party manufacturers that we believe will be able to meet our delivery schedule and other requirements. Nevertheless, we may not be able to monitor the performance of these third parties as directly and efficiently as we do our own planned production facilities. As a result, we will be exposed to the risk that our third-party providers may fail to perform their contractual obligations, which may in turn adversely affect our business, financial condition and results of operations.

As with all quality control systems, any failure or deterioration of our quality control systems could result in defects in our projects or products, which in turn may subject us to contractual, product liability and other claims. Any such claims, regardless of whether they are ultimately successful, could cause us to incur significant costs, harm our business reputation and result in significant disruption to our operations. Furthermore, if any such claims were ultimately successful, we could be required to pay substantial monetary damages or penalties, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our planned products, our business, financial condition and our results of operations.

The long-term profitability of our future operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs could be volatile and may increase significantly. We may enter into long-term contracts for most of our planned products and these contracts are often at fixed prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially and/or adversely affected. In addition, we source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.

We depend on our senior management team and the loss of one or more key personnel may impair our ability to grow our business.

Our success depends in part upon the continued services of our key executive officers as well as other key personnel. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.

Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Our success depends on our ability to attract and retain key personnel, and we rely heavily on our senior management team. The inability to recruit and retain key personnel, including personnel with technical skills, or the unexpected loss of such personnel may adversely affect our operations. In addition, because of our reliance on our senior management team, our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees.

Some of our employees will be unionized or will be employed subject to local laws that are less favorable to employers than the laws of the United States.

As of March 24, 2023, we had 3 full-time employees. A number of our future employees will be employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights will require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most employees in Chile are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Other similar companies have had to negotiate wage increases for employees with the union because of inflation in South American countries and C3 may have to do so in the future, which is typical for all companies with unions in Chile.

Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment.

As with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Our systems, which contain critical information about our business (including intellectual property and confidential information of our customers, vendors and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems and in the loss of assets (including our intellectual property and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the company, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business.

Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Protection of our proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the United States and certain other countries in which our planned products will be produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Additionally, the patent, trade secret and trademark laws of some countries, or their enforcement, may not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

From time to time, we may license or otherwise obtain certain intellectual property rights from third parties and we endeavor to do so on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all, which could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain our competitive position, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft.

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may duplicate or reverse engineer our technologies or design around our patents.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our planned products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could harm our business and results of operations.

We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we produce.

We have not yet established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the minerals that we produce. Until we have established proven or probable reserves, there may be greater inherent uncertainty as to whether or not mineralized material can be economically obtained as originally planned and anticipated. Because we do not have any proven or probable reserves, there can be no assurance that a commercially viable deposit exists to support our production capacity in the future, which could have a material adverse effect on our business, financial condition and future results of operations.

Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks.

In connection with the exploration and development of our projects, we contract and engage third party contractors and consultants to assist with aspects of such projects. As a result, we are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors and consultants on acceptable terms;

•	the inability to replace a contractor or consultant and their operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of exploration or development operations which are the responsibility of the contractor or consultant;

•	failure of a contractor or consultant to perform under their agreement or disputes relative to their performance;

•	interruption of exploration or development operations or increased costs in the event that a contractor or consultant ceases their business due to insolvency or other unforeseen events;

•	failure of a contractor or consultant to comply with applicable legal and regulatory requirements, to the extent they are responsible for such compliance; and

•	problems of a contractor or consultant with managing their workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors or consultants. The occurrence of one or more of these risks could increase our costs, interrupt or delay our exploration or development activities or our ability to access our ores, and adversely affect our liquidity, results of operations and financial position.

A shortage of equipment and supplies and/or the time it takes such items to arrive at our projects could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to engage in exploration and development activities. The shortage of such supplies, equipment and parts and/or the time it takes such items to arrive at our project sites could have a material adverse effect on our ability to explore and develop those projects. Such shortages could also result in increased costs and cause delays in exploration and development projects.

Mining development and processing operations pose inherent risks and costs that may negatively impact our business.

Mining development and processing operations involve many hazards and uncertainties, including, among others:

•	metallurgical or other processing problems;

•	ground or slope failures;

•	industrial accidents;

•	unusual and unexpected rock formations or water conditions;

•	environmental contamination or leakage;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;

•	fires;

•	seismic activity;

•	pandemics adversely affecting the availability of workforces and supplies;

•	mechanical equipment failure and facility performance problems; and

•	availability of skilled labor, critical materials, equipment, reagents, and consumable items.

These occurrences could result in damage to, or destruction of, our properties or planned production facilities, personal injury or death, environmental damage, delays in future mining or processing, increased future production costs, asset write downs, monetary losses and legal liability, any of which could have a material adverse effect on our future development plans and ability to raise additional capital.

Failure to adequately manage our growth may seriously harm our business.

We plan to grow our business as rapidly as possible. If we do not effectively manage our future growth, the quality of our cobalt and copper compounds may suffer, which could negatively affect our reputation and demand for our prospective cobalt and copper compounds.  Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•	implement additional management information systems;

•	further develop our operating, administrative, legal, financial, and accounting systems and controls;

•	hire additional personnel;

•	develop additional levels of management within our company;

•	locate additional office space;

•	maintain close coordination among our engineering, operations, legal, finance, sales and marketing, and client service and support organizations; and

•	manage our expanding international operations.

Moreover, if we generate sales for the first time and if our sales increase, we may be required to concurrently deploy our product infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our planned products on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our cobalt and copper compounds in a timely fashion, fulfill existing client commitments, or attract and retain new clients.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we start to develop the infrastructure of a public company and grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

Our future operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our future revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this "Risk Factors" section, factors that may contribute to the variability of our quarterly and annual results include:

•	costs associated with defending any litigation, including intellectual property infringement litigation;

•	our ability to pursue, and the timing of, entry into new geographic or content markets and, if pursued, our management of this expansion;

•	the impact of general economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we would be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the Commission, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

In addition to the costs of compliance with having our shares listed on the OTCQB of the OTC Markets, there are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. For example, the concept of impact Materiality, related to a company’s reporting for impacts on the economy, environment and people, will eventually create a double materiality standard, when combined with financial materiality, which could cause risks emanating from the level of overall required disclosures, for which C3 would expect to mitigate based on its proactive approach to ESG and its alignment with emerging leading global standards. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We also expect that being a public company and adhering to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are an emerging growth company and subject to less rigorous public reporting requirements and cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are a public reporting company under the Exchange Act, and must publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

•	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We could be an emerging growth company for up to five years, circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million, if we issue $1 billion or more in non-convertible debt during a three-year period, or if our annual gross revenues exceed $1 billion. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Finally, at any time we may choose to opt-out of the emerging growth company reporting requirements. If we choose to opt out, we will be unable to opt back in to being an emerging growth company.

We are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder.

We cannot predict if investors will find our common stock less attractive because we may rely on the emerging growth company and smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

Members of our board of directors and our executive officers will have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of the Company or otherwise breach their agreements with the Company. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business.

Our business could be adversely affected by natural disasters, public health crises, political crises or other unexpected events for which we may not be sufficiently insured.

Natural disasters and other adverse weather and climate conditions, COVID-19, public health crises, political crises, terrorist attacks, war and other political instability or other unexpected events could disrupt our operations, damage one or more of our locations, or prevent short- or long-term access to one or more of our locations. Our projects are located in the vicinity of disaster zones, including flood and earthquake zones in Chile. Such locations may be the target of terrorist or other attacks. Although we carry comprehensive liability, fire, extended coverage and business interruption insurance with respect to all of our consolidated locations, there are certain types of losses that we do not insure against because they are either uninsurable or not insurable on commercially reasonable terms. Should an uninsured event or a loss in excess of our insured limits occur, we could lose some or all of the capital invested in, and anticipated future revenues from, the affected locations, and we may nevertheless continue to be subject to obligations related to those locations.

Regulatory and Governmental Risks

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We are involved from time to time in legal and regulatory proceedings, which may be material in the future. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables.

Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, divert management’s attention and other resources, inhibit our ability to sell our planned products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business.

We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.

We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our planned products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our future mine extraction operations and certain other assets at the end of their useful life. In addition, our future production facilities will require numerous operating permits. Due to the nature of these requirements and changes in our planned operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations. The Company does not currently have any production facilities in place as these are all in the future planning stages at this time and accordingly, the Company has not yet started the permit process in respect to such planned production facilities.

We may also incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws and regulations or permit requirements. In addition, we may be required to either modify existing or obtain new permits to meet our capacity expansion plans. We may be unable to modify or obtain such permits or if we can, it may be costly to do so. Furthermore, environmental, health and safety laws and regulations are subject to change and have become increasingly stringent in recent years. Future environmental, health and safety laws and regulations could require us to alter our production processes, acquire pollution abatement or remediation equipment, modify our planned products or incur other expenses, which could harm our business and results of operations.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally. Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances.

Environmental regulations could require us to make significant expenditures or expose us to potential liability.

To the extent we become subject to environmental liabilities, the payment of such liabilities or the costs that we may incur, including costs to remedy environmental pollution, would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations, and liquidity. If we are unable to fully remedy an environmental violation or release of hazardous substances, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy or corrective action. The environmental standards that may ultimately be imposed at a mine site can vary and may impact the cost of remediation. Actual remedial costs may exceed the financial accruals that have been made for such remediation. Additionally, the timing of the remedial costs may be materially different from the current remediation plan. The potential exposure may be significant and could have an adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or natural resources and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties, injunctive relief and other civil and criminal sanctions. Substantial costs and liabilities, including those required to restore the environment after the closure of our projects, are inherent in our operations. We cannot provide any assurance that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.

We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our current limited operations at our projects. We will also need additional governmental permits to accomplish our long-term plans to mine cobalt under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan we may propose in the future, delay or stop us from proceeding with the development of our projects or increase the costs of development or production, any or all of which may materially and/or adversely affect our business, prospects, results of operations, financial condition and liquidity.

Unanticipated changes in our tax provisions, variability of our effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.

We operate in multiple jurisdictions, which contributes to the volatility of our effective tax rate. Our future effective tax rates may be materially impacted by numerous items including: a future change in the composition of earnings from foreign and domestic tax jurisdictions; accounting for uncertain tax positions; business combinations; expiration of statutes of limitations or settlement of tax audits; changes in valuation allowances; and changes in tax law.

We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. There can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities.

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

An active trading market for our common stock may not develop and you may not be able to resell your shares at or above the price that you paid.

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price that you paid or at the time that they would like to sell. We are in the process of applying for quotation of our common stock on the OTCQB Marketplace by the OTC Markets Group, Inc. Even if we obtain quotation on the OTCQB Marketplace, we do not know the extent to which investor interest will lead to the development and maintenance of a liquid trading market. You may not be able to sell your shares of common stock at or above the price at which you purchased them.

The OTCQB, as with other public markets, has from time-to-time experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock may be similarly volatile, and holders of shares of our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K.

No assurance can be given that the market price of shares of our common stock will not fluctuate or decline significantly in the future or that stockholders will be able to sell their shares when desired on favorable terms, or at all.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

•	services by the Company or its competitors;

•	additions or departures of key personnel;

•	the Company’s ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and/or adversely affect the market price of the Company’s common stock. In the past, certain companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our securities holders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. If our securities are quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, we may attempt to use non-cash consideration to satisfy obligations or obtain financing. Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute the common stock book value, and that dilution may be material.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. Pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 13,000,000 shares of our common stock outstanding as of March 24, 2023, none of the shares are presently tradable without restriction. Given the likely limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Because we may not be subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees, although we do have an audit committee. As a result, our officers and directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Our Articles of Incorporation and our bylaws provide that the state and federal courts of the State of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 19 our Articles of Incorporation and Section 7.4 of our bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the state and federal courts of the State of Nevada will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the NRS, or (iv) any action asserting a claim governed by the internal affairs doctrine. Additionally, pursuant to Section 19 our Articles of Incorporation and Section 7.4 of our bylaws, the prevailing parties of any such actions will be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action. However, these forum clauses will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than state and federal courts in the State of Nevada. For instance, these exclusive forum provisions will not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or the rules and regulations thereunder. These provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. It is possible that a court of law could rule that these choice of forum provisions are inapplicable or unenforceable if challenged in a proceeding or otherwise. Therefore, these exclusive forum provisions will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations. These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. The state or federal court of the State of Nevada may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ articles of incorporation and bylaws have been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located at 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. Genlith, Inc. founder of the Company and former shareholder, allows the Company to share this office at no cost by verbal agreement among the two entities.

Baltum’s corporate offices are located at Rosario Norte 100, of. 1401, Las Condes, Santiago, Chile. Gestion Ambiental S.A. (“SGA”), an affiliate of Genlith, Inc. and provider of certain accounting and administrative services to Baltum, SGA allows Baltum to use this office for address-purposes and as necessary at no cost by verbal agreement among the two entities.

We believe that these facilities are suitable and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. There are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region ("CONAF"),on our subsidiary Baltum Mineria SpA (“Baltum”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The Company and its subsidiary are not engaged in any mining operations at this time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public trading market for our common stock and no such market may ever develop. We are in the process of working with a FINRA market maker and seeking quotation of our common stock for trading on the OTC QB Tier of OTC Markets. However, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•	are approved by FINRA

•	who agree to sponsor the security; and

•	who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Markets.

In order for a security to be eligible for quotation by a market maker on the OTC Markets, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

We are in the process of having a market maker submit an application for quotation to the OTC Markets. However, we can provide no assurance that our common stock will be traded on the OTC Markets or, if traded, that a public market will materialize.

Holders

As of the date of this Annual Report on Form 10-K, there were 107 holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC. VStock’s telephone number is (212) 828-8436.

Dividends, Common Stock and Unregistered Stock Issuances

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

The following is a summary of transactions by us since inception involving unregistered issuances and redemption of our common equity securities.

On December 4, 2017, in connection with the incorporation of C3 on December 4, 2017, C3 issued 11,666,667 shares (pre-reverse split) of common stock at a purchase price of $0.0001 per share (for an aggregate of $1,166.67 of proceeds) to Genlith, Inc. in a private placement under Rule 506(b) of Regulation D of the Securities Act.

In January 2018, C3 issued 5,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $1.00 per share for gross proceeds of $5,000,000.

During the period from March 2019 through June 2019, C3 issued 2,900,000 shares (pre-reverse split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of C3 with four separate shareholders of C3.

During September 2019, C3 issued 3,383,625 shares (pre-reverse split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split) of common stock at a valuation of $1.45 per share.

This issuance was made to the thirteen shareholders who acquired shares in September 2019 at $1.45 per share signing agreements to waive their anti-dilution rights. These thirteen shareholders received an additional 4.8 shares to each of their shares giving them an effective 5.8 shares for every share, totaling 21,206,892 shares issued. Only par was paid, which was paid by Genlith, Inc. on behalf of all shareholders, for accounting purposes, this created a non-cash loss on the independently valued price of $0.09 per share on July 24, 2020, compared to par paid – a $1,906,500 non-cash loss. This issuance was made in reliance on Rule 506(b) of Regulation D of the Securities Act.

On August 10, 2020, C3 issued 4,000,000 shares of common stock to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

On August 18, 2020, C3 issued 3,000,000 shares of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

During the period from August 24, 2020 through September 17, 2020, C3 issued 1,000,000 shares of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

On December 31, 2021, C3 issued 41,667 shares of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On May 24, 2022, C3 granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of C3 in recognition of their services to C3. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, C3 granted options to purchase an aggregate of 26,668 shares of common stock at an exercise price of $0.60 per share to an advisor of C3 in recognition of his services to C3. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

During the period from January 2022 through April 2022, C3 issued 1,958,333 shares of common stock at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

C3 is currently engaged in a private placement under Rule 506(c) of Regulation D of the Securities Act (“Current Private Placement”) of up to 1,558,442 of its shares of common stock for $0.77 per share, for an aggregate of gross proceeds in the approximate amount of $1,200,000. However, the Company may not be able to raise this amount and may have to close the private placement at a lower amount. Additionally, there can be no assurance that the Company will be able to raise any funds in this private placement.

The foregoing share issuances were made in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Regulation S, Regulation D, and Section 4(2) of the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“C3”) and including its subsidiaries, the (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included elsewhere in this Annual Report on Form 10-K.

Overview

Chilean Cobalt Corp. is a critical materials exploration and development company focused on developing the La Cobaltera project located in Chile’s historic San Juan cobalt district. C3 is mission-driven as an innovator and leader that strives to be the most responsible supplier of critical mineral resources for the development of advanced materials and cleaner energy technologies that address the most pressing environmental and development issues.

Given the transformational shift from internal combustion engines to electric vehicles (EVs), there has been an increase in demand for cobalt, a critical battery material in lithium-ion batteries that EVs use, along with copper as well. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through March 24, 2023, we raised a total of $29,209,536 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $79,000 for a total of $948,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our plan of operations, we estimate that approximately $160 million in funds will be required.

For the years ended December 31, 2022 and 2021, we generated no revenues and reported net losses of $1,032,295 and $107,858, respectively, and negative cash flow from operating activities of $673,796 and $107,822, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2022 and 2021. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $31,207,496 and recurring losses from operations as of December 31, 2022. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $948,000 in funds will be required. The source of such funds is anticipated to be from private placements of our securities. If we fail to obtain this amount, we may not be able to fully carry out our plan of operations. Assuming that we are able to obtain this amount, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites. The exploration and development expenses are expected to be $48,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are no monies budgeted for acquisitions over the next 12 months and if the Company does identify any possible strategic acquisition of any mining sites over the next 12 months, it will have to raise funds for this specific purpose.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff to assist with operations which will increase the amount of salaries or consulting fees we pay as a part of general and administrative expenses. The general and administrative expenses are expected to be $900,000.

We are in-process on a private raise as described under the heading “Current Private Placement of Common Stock” elsewhere in this Annual Report on Form 10-K and anticipate securing the necessary funding to carry out our 12-month business plan, as indicated above. However, there can be no assurance that the foregoing can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful development of our business plan, a successful marketing program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

General and administrative expense. Our general and administrative (“G&A”) expenses include compensation of staff and overhead.

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites.

Interest expense, net. Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense associated with debt obligations.

Provision for Income Taxes. Provision for income taxes consists of an estimate of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets.

Results of Operations – Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31, 2021	Year Ended December 31, 2022	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses	$107,858	$1,032,295	$924,437
Exploration and development expenses	0	0	0
Operating Income (Loss)	(107,858)	(1,032,295)	(924,437)
Provision of income taxes	0	0	0
Net Income (Loss)	$(107,858)	$(1,032,295)	$(924,437)

Results of operations for the years-ended December 31, 2021, compared to December 31, 2022, were down substantially due to non-cash option compensation to directors, officers and consultants, compared to no option compensation in the prior year; gross compensation to officers, compared to no officer compensation in the prior year; substantially higher contractor payments in the current year compared to the previous year; significantly higher legal and accounting services expenses related to the go-public objective, not paid in the previous year; and nominal affects related to other expenses amounting to the increase of $924,437.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity.  As of December 31, 2022, our Company had cash totaling $630,803 current assets totaling $651,313 and total assets of $677,170. We had total liabilities of $22,896 (all current) and positive working capital of $628,417. Stockholders’ equity of $654,274.

Sources and Uses of Cash for the Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years ended December 31, 2021 and 2022.

	Year Ended December 31, 2021	Year Ended December 31, 2022	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(107,822)	$(673,796)	$(565,974)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	218,505	981,495	762,990
Effect of foreign exchange rate on cash	(1,658)	677	2,335
Net Increase (Decrease) in Cash	$109,025	$308,376	$199,351

Net cash used in operations

Net cash used in operating activities was $107,822 for the year ended December 31, 2021 versus net cash used in operating activities of $673,796 for the year ended December 31, 2022. The increase in cash flow used in operating activities was primarily due to compensation paid to officers in the current year, which wasn’t paid at all in the prior year, along with substantially higher contractor payments and legal and accounting services for purposes of the go-public objective in the current year, that weren’t paid at all in the prior year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the year ended December 31, 2021 versus net cash used in investment activities of $0 for the year ended December 31, 2022. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities in the year ended December 31, 2021, which included an aggregate of $25,000 of proceeds for the sale of an aggregate of 41,667 shares of common stock versus net cash provided by financing activities in the year ended December 31, 2022 of $981,495, which included an aggregate of $1,175,000 of proceeds for the sale of an aggregate 1,958,333 shares of common stock.

Going Concern

Based upon our working capital balance but accumulated deficit of $628,417 and $(31,207,496), respectively, as of December 31, 2022, plus our use of $673,796 of cash in operating activities during the year ended December 31, 2022, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the borrowings from related and third parties, we do not have any credit agreement or source of liquidity immediately available to us.

Since inception our operations have primarily been funded through proceeds from existing shareholders in exchange for equity. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) exploration and development. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

Our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Public Company Expenses

We expect to incur direct, incremental selling, general and administrative expenses as a result of being a publicly traded company, including, but not limited to, where applicable, increased scope of our operations and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to shareholders, tax return preparation, independent registered public accounting firm fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental selling, general and administrative expenses are not included in our historical results of operations.

Climate Change

The potential physical impacts of climate change on our operations are highly uncertain and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our operations, including cobalt extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate water use reduction initiatives, more reliance on renewable energy sources and more water re-use and re-cycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.

In addition, a number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. There is also a potential for climate change legislation and regulation to adversely impact the cost of purchased energy and electricity.

The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. Our product contributes to the efforts of our customers to revolutionize their product lines and markets. As a key part of the EV and battery supply chain, we provide cobalt-containing solutions that help enable the growth of electric transportation and the shift away from fossil fuels. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the financial statements. We believe that our critical accounting policies reflect the most significant estimates and assumptions used in the preparation of the consolidated financial statements.

We believe that the assumptions and estimates associated with our mining concession capitalization and stock-based compensation and the valuation of stock option grants have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principal Accounting Policies and Related Financial Information

Basis of presentation and principles of consolidation. The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of C3 and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of C3 in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per share. The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share.

Estimates and assumptions. In preparing the financial statements in conformity with U.S. GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.

Due to the current coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of trade receivables, fair value of long-lived assets, income taxes, inventory valuation and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained.

Cash equivalents. We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property, plant and equipment. We record property, plant and equipment, including capitalized interest, at cost less accumulated depreciation. We recognize acquired property, plant and equipment, from acquisitions at its estimated fair value. Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Asset type	Useful Life
Land	—
Land improvements	20 years
Buildings	20-40 years
Machinery and Equipment	3-10 years
Software	3-10 years

Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense. We periodically evaluate whether events or circumstances indicate that the net book value of our property, plant and equipment may not be recoverable.

Capitalized interest. For the years ended December 31, 2021 and 2022 we capitalized interest expense of $0 and $0, respectively. If applicable, we amortize capitalized interest over the estimated useful lives of the assets.

Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the year ended December 31, 2020, we recorded a full impairment down to $0 value of approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study or definitive feasibility study to validate the expected profitability of constructing a plan to extract the target minerals and process them into saleable concentrates. During the year ended December 31, 2022 and the year ended December 31, 2021, we recorded no impairments.

Asset retirement obligations. We record asset retirement obligations (“AROs”) at present value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its estimated fair value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

The carrying amounts for the AROs for the years ended December 31, 2022 and 2021 are $0 and $0, respectively. If applicable, these amounts are included in "Other long-term liabilities" on the consolidated balance sheets.

Leases. The Company determines if an arrangement is a lease at the inception of the contract. If applicable, our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

If leases are applicable, the Company has elected not to separate lease and non-lease components and accounts for each separate lease component and non-lease component associated with that lease component as a single lease component. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass-through charges. Additionally, we have elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.

Restructuring and other charges. We continually perform strategic reviews and assess the return on our businesses. In the event that this results in a plan to restructure the operations of our business, we record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Additionally, in the event of these restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.

Research and Development. Research and development costs are expensed as incurred.

Income and other taxes. We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.

Stock-based compensation. Stock-based compensation expense for the three years ended December 31, 2021 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

As of December 31, 2021, there were no shares of C3 common stock issued under the C3 Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Plan which was adopted in April of 2022. As of December 31, 2022, there were 1,901,668 shares issued under the Plan, of which 31,250 of those shares had been forfeited, resulting in a net of 1,870,418 shares outstanding.

Environmental obligations. We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used.

Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (“OM&M”). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.

Environmental remediation charges represent the costs for the continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured.

Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement gains of $0.3 million, $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion model. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. The ASU also aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Chilean Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chilean Cobalt Corp. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company's auditor since 2022

Lakewood, CO

March 24, 2023

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$630,803	$322,427
Prepaid expenses	20,510	7,019
Total current assets	651,313	329,446
Property and equipment, net	25,857	41,992
Other assets	–	5,959
Total assets	$677,170	$377,397

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,813	$3,379
Accrued service fees	13,083	1,269
Other current liability	–	175,000
Related party loan payable	–	18,505
Total current liabilities	22,896	198,153
Total liabilities	22,896	198,153

Commitments and contingencies

Stockholders' Equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 13,000,000 and 11,041,667 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,300	1,104
Additional paid-in capital	31,600,439	30,091,057
Accumulated other comprehensive income	260,031	262,284
Accumulated deficit	(31,207,496)	(30,175,201)
Total stockholders' equity	654,274	179,244
Total liabilities and stockholders' equity	$677,170	$377,397

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

Revenues	$–	$–
Operating expenses:
General and administrative	1,019,427	92,485
Depreciation	13,459	15,917
Foreign currency transaction (gain) loss	222	(394)
Total operating expenses	1,033,108	108,008

Loss from operations	(1,033,108)	(108,008)
Interest income	813	150
Loss before income taxes	(1,032,295)	(107,858)
Income taxes	–	–
Net loss	$(1,032,295)	(107,858)

Net basic and diluted loss per common share	$(0.08)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted	12,787,889	11,000,114

Comprehensive loss:
Net loss	$(1,032,295)	$(107,858)
Foreign currency translation adjustments	(2,253)	(3,774)
Comprehensive loss	$(1,034,548)	$(111,632)

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income / (loss)	Deficit	Equity

Balances at December 31, 2020	–	$–	11,000,000	$1,100	$30,066,061	$266,058	$(30,067,343)	$265,876
Issuance of Common Stock in a private placement	–	–	41,667	4	24,996	–	–	25,000
Foreign currency translation	–	–	–	–	–	(3,774)	–	(3,774)
Net loss	–	–	–	–	–	–	(107,858)	(107,858)
Balances at December 31, 2021	–	$–	11,041,667	$1,104	$30,091,057	$262,284	$(30,175,201)	$179,244

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2021	–	$–	11,041,667	$1,104	$30,091,057	$262,284	$(30,175,201)	$179,244
Issuance of Common Stock in a private placement	–	–	1,958,333	196	1,174,805	–	–	1,175,001
Foreign currency translation	–	–	–	–	–	(2,253)	–	(2,253)
Stock based compensation	–	–	–	–	334,577	–	–	334,577
Net loss	–	–	–	–	–	–	(1,032,295)	(1,032,295)
Balances at December 31, 2022	–	$–	13,000,000	$1,300	$31,600,439	$260,031	$(31,207,496)	$654,274

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,032,295)	$(107,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,459	15,917
Stock based compensation	334,579	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,685)	6,012
Accounts payable and accrued liabilities	18,146	(21,893)
Net cash used in operating activities	$(673,796)	$(107,822)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,175,000	25,000
Repayment of investor advances	(163,075)	–
Proceeds from (repayment of) related party loan payable	(30,430)	193,505
Net cash provided by financing activities	$981,495	$218,505

Effect of foreign exchange rate on cash	677	(1,658)
Net increase in cash	308,376	109,025
Cash at beginning of period	322,427	213,402
Cash at end of period	$630,803	$322,427

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a primary cobalt, secondary copper, junior mining and exploration company restarting mining exploration in northern Chile after a period of reduced operations due to the worldwide economic impact of Covid-19. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the EV battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 2,635 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of December 31, 2022, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the year ended December 31, 2022, the Company reported a net loss of $1,032,295 and had an accumulated deficit of $31,207,496.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $630,803, as of December 31, 2022, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with off-take partners, debt providers, alternative lenders, potential streamers, and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

3.	Summary of Significant Accounting Policies Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary Baltum Minería SpA. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the impairment assessment of assets and the applicability of accrued expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Actual results could differ from the Company’s estimates and those differences may be material.

Cash

Cash amounts consist of cash on hand, deposits in banks, and money market accounts. As of December 31, 2022, and December 31, 2021, the Company’s cash balances were $630,803 and $322,427.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of December 31, 2022, and December 31, 2021, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

Property and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Capitalized costs include computers, vehicles, furniture and fixtures, machinery, and equipment, and are depreciated using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives or the useful life of the individual assets. Useful lives range from 3 to 10 years.

Costs are capitalized when it has been determined an ore body can be economically developed. The development stage begins at new projects when our management and/or board of directors make the decision to bring a mine into commercial production, and ends when the production state, or extraction of reserves, begins. The production stage of a mine commences when salable materials, beyond a de minimis amount, are produced.

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production and are expensed due to lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Costs for exploration, evaluation, and pre-development, including drilling costs related to those activities (discussed further below), and repairs and maintenance on capitalized property and equipment are charged to operations as incurred.

Drilling, development, and related costs are either classified as exploration, pre-development or secondary development as defined above, and charged to operations as incurred, or capitalized based on the following criteria:

•	whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserved area;

•	whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production;

•	whether, at the time the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving risk to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling, development and related costs are capitalized. Drilling and development costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and whether capitalization of drilling and development costs is appropriate:

•	Completion of a favorable economic study and mine plan for the ore body targeted;

•	authorization of development of the ore body by management and/or the board of directors; and

•	there is a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Drilling and related costs at our properties as of and for the years ended December 31, 2022, and December 31, 2021, respectively, did not meet our criteria for capitalization. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2020, we recorded a full impairment down to $-0- the value of approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

Mining Concessions

Mining concessions are recorded at cost based on the payments required under the contracts. Amortization begins when placed in service after the mining concession is exercised. Mining concessions are amortized over their useful life based on the pattern over which the mining concessions are consumed or otherwise used up. Determination of expected useful lives for amortization calculations is made on a property-by-property or asset-by-asset basis at least annually. At the time an ore body can be economically developed, the basis of the mining concession will be amortized on a units-of-production basis. Pursuant to our policy on the impairment of long-lived assets, if it is determined that a mining concession cannot be economically developed or its innate value has not been independently substantiated, the basis of the mining concession is reduced to its fair value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that is more likely than not, meaning more than 50%, that the asset is impaired.

The value of the exploitation mining concessions owned by Baltum have yet to be independently substantiated by a valuation or any level of feasibility study, therefore, during the year ended December 31, 2020, as discussed previously under “Impairment of Long-lived Assets”, we recorded a full impairment down to $-0- value.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company’s wholly owned subsidiary is subject to foreign corporate tax in foreign taxing jurisdictions.

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the year ended December 31, 2022.

Concentration of Credit Risk and of Significant Vendors

The Company maintains cash balances at financial institutions in the U.S. and Chile. The Company holds all cash balances at accredited financial institutions, in amounts that exceed federally insured limits in the United States of America. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s financial statements as of December 31, 2022, and December 31, 2021.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Furniture and fixtures	$63,559	$63,559
Machinery and equipment	36,493	36,493
Property and equipment, gross	100,052	100,052
Accumulated depreciation	(74,195)	(58,060)
Property and equipment, net	$25,857	$41,992

Depreciation expense for the years December 31, 2022 and 2021 amounted to $13,459 and $15,917, respectively.

5.	Related Party Loans Payable

The Company maintained a short-term loan with the former Parent Company for monthly expenses incurred by the Company and paid for by the former Parent company. The Company’s policy is to remit payment for expenses incurred within 30-days of receipt. The outstanding balance was $0 and $18,505 as of December 31, 2022, and December 31, 2021, respectively. No material interest expense was incurred under this loan.

6.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations does not allow for re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of December 31, 2022, or December 31, 2021.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2022, and December 31, 2021, there were 13,000,000 and 11,041,667 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2022 Issuances

During the quarter ended March 31, 2022, the Company issued the following shares of common stock:

•	291,667 shares were issued to investors at $0.60 per share to satisfy the $175,000 “Stock to be issued” liability that existed at December 31, 2021. 1,294,931 shares were issued to investors at $0.60 per share for total proceeds of $776,960. In aggregate, 1,586,598 shares were issued to investors for total proceeds of $951,960.

During the quarter ended June 30, 2022, the Company issued the following shares of common stock:

•	19,875 shares were issued to investors at $0.60 per share to satisfy the $11,925 “Stock to be issued” liability that existed at March 31, 2022. 351,860 shares were issued to investors at $0.60 per share for total proceeds of $211,116. In aggregate, 371,735 shares were issued to investors for total proceeds of $223,041.

2021 Issuances

During the year ended December 31, 2021, the Company issued the following shares of common stock:

•	41,667 shares were issued to investors at $0.60 per share for total proceeds of $25,000.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan. The purposes of this Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to Employees, Directors and Consultants, and (iii) to promote the success of the Company’s business.

On May 24, 2022, the Company granted stock options to purchase an aggregate of 1,675,000 shares to officers/management, advisors, and directors at an exercise price of $0.60. The options vest quarterly starting on June 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a one-and-one-half-year period and expire in 10 years from the date of grant.

On June 1, 2022, the Company granted stock options to purchase an aggregate of 26,668 shares to an advisor at an exercise price of $0.60. The options vest quarterly in equal installments over a one-year period and expire in 10 years from the date of grant.

On July 15, 2022, the Company granted stock options to purchase an aggregate of 150,000 shares to an officer at an exercise price of $0.60. The options vest quarterly starting on September 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a three quarter year period and expire in 10 years from the date of grant.

On July 28, 2022, the Company granted stock options to purchase an aggregate of 50,000 shares to an officer/director at an exercise price of $0.60. The options vest quarterly starting on September 30, 2022, for 12.5 % of the granted shares and then the remainder in equal installments over a one-and-three-quarter-year period and expire in 10 years from the date of grant.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of June 30, 2022	As of September 30, 2022
Expected dividend yield	0.00%	0.00%
Expected stock volatility	76.33%	62.97%
Risk-free interest rate	2.69%	4.034%
Expected life of options (years)	4.47	5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.36	$0.34

During the twelve month period ended December 31, 2022, the Company recorded $334,579 (December 31, 2021 $0) as stock based compensation expenses. In addition, the Company issued no (December 31, 2021: 0) common shares of the Company as a result of no cash stock options and a total of 31,250 stock options expired without being exercised (December 31, 2021: 0). As of December 31, 2022, the unamortized stock option expense was $334,589.

A summary of the changes in stock options for the twelve months ended December 31, 2022 is presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	–	n/a
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2021	–	n/a
Issued	1,901,668	$ 0.60
Expired/Forfeited	(31,250)	$ 0.60
Exercised	–	n/a
Balance, December 31, 2022	1,870,418	$ 0.60

The Company has the following options outstanding and exercisable at December 31, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.60	1,653,750	9.39
June 1, 2022	May 31, 2032	0.60	26,668	9.42
July 15, 2022	July 14, 2032	0.60	150,000	9.54
July 28, 2022	July 27, 2032	0.60	50,000	9.57
		0.60	1,870,418	9.41

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022, and December 31, 2021.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s financial position, results of operations or cash flows. At December 31, 2022, management was not aware of any material active, pending, or threatened litigation.

8.	Income Taxes

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

	December 31,
Rate Reconciliation	2022	2021
Pre-tax book loss	$(1,032,295)	$(107,858)
Provision at statutory rate	(289,000)	(30,200)
Change in valuation allowance	289,000	30,200
Total tax expense (benefit) current and deferred	$–	$–

Net deferred tax assets consist of the following:

As of December 31, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $26,730,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that is it more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2022 and 2021. The December 31, 2022 and 2021, results of operations include an increase in our valuation allowance of $289,000 and $30,200, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken a formal analysis of 26 C.F.R. Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control.

9.	Subsequent Events

The Company made an initial filing of Form S-1 on November 14, 2022 for the resale registration of all 13,000,000 issued and outstanding shares of common stock at a fixed price of $4.00 per share. The Form S-1 was made effective on February 3, 2023. The Company will not receive any proceeds from this S-1.

The Company’s board of directors has approved a private raise of approximately $1.2 million, that may proceed immediately at the discretion of management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our directors hold office until the date of the third annual meeting of the shareholders following the annual meeting at which such directors were elected. Notwithstanding the foregoing, the directors shall serve until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Positions Held	Initial Term of Office
Greg Levinson	49	Chairman of the Board	December 2017

Duncan T. Blount	39	Chief Executive Officer, President and a Director of C3	July 2022

Jim Van Horn	57	Chief Financial Officer of C3	January 2022

Jeremy McCann	44	Chief Operating Officer and a Director of C3	December 2017

Ignacio Moreno	53	Chile Country Manager and a Director of C3	January 2022 and April 2022, respectively

Andy Sloop	56	Independent Director of C3	October 2021

Executive Officers and Directors

Greg Levinson. Mr. Levinson has served as the Chairman of the Board of Directors of C3 since December 2017. Mr. Levinson has served as a member of our audit committee since January 31, 2022. Mr. Levinson previously served as President and Chief Executive Officer of C3 since December 4, 2017 to July 14, 2022. From November 27, 2017 to the present, Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in C3 prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. From 2008 to December 2017, he served as the CEO of Schooner Investment Group, a manager of hedged SEC registered funds. Prior to 2008, Mr. Levinson spent 15 years within the multi-strategy hedge fund and proprietary trading community and served as an asset manager specializing in convertible arbitrage, equity, and derivative strategies at Polaris Advisors which he founded. From 1995 to 2002, prior to his hedge fund work, Mr. Levinson was a Managing Director at BNP/Paribas, leading groups in both proprietary trading and client managed assets. He joined BNP after graduating from The Wharton School of The University of Pennsylvania in 1995, with a B.S. in Economics and a concentration in Finance.

Duncan T. Blount. Mr. Blount has served as the Chief Executive Officer and Board Director of C3 since July 2022. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining C3, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. and was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. and Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-executive Director for Decklar Resources, Inc. and Ponce de Leon Mining LLC. He also serves on the Advisory Board of Ocean Minerals LLC and on the Index Committee of the EQM Lithium & Battery Technology Index (BATTIDX). In addition, he previously served on the boards for Kuscan Minerals SA and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jim Van Horn, CPA. Mr. Van Horn has served as the Chief Financial Officer of C3 since January 2022. From July 2020 to December 2021, he was in between positions and focusing on family and personal wellbeing. From December 2018 to June 2020, Mr. Van Horn served as the interim CFO and Chief Compliance Officer of Mercer Global Advisors. From May 2005 to December 2018, he served as the Chief Financial Officer and Chief Compliance Officer of Sigma Investment Management Co. Mr. Van Horn holds a post-baccalaureate degree in Accounting from Portland State University. Mr. Van Horn has been licensed as a CPA in the state of Oregon since 1999. Mr. Van Horn also holds a B.S. in Chemical Engineering from Oregon State University.

Jeremy McCann. Mr. McCann has served as the Chief Operating Officer, Secretary, Treasurer and a director of C3 since December 4, 2017. Mr. McCann also serves as a member of our audit committee since January 31, 2022 and as chairman of the audit committee since May 6, 2022. Mr. McCann also serves as a member of our environmental, social and governance committee since April 25, 2022. Jeremy McCann is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on the transformational shift in the way the world produces, stores, distributes and consumes energy, and Chilean Cobalt Corp (the “Company”). He has held these roles since inception in 2017. He is responsible for all operational aspects of Company business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Ignacio Moreno.  Mr. Moreno has served as the Chile Country Manager at C3 since January 2022 and director of C3 since April 2022.  Mr. Moreno also serves as a member of our environmental, social and governance committee since April 25, 2022. From 2018 – 2020 Mr. Moreno was the General Manager for Baltum. Mr. Moreno has over 20 years’ experience working in the public & private sectors of the mining industry. He is considered a respected mining specialist, with an extensive network in the Latin-American region. From March 2014 to November 2016, he was appointed Undersecretary of Mining for the Chilean government, where he led the definition of public policies in the lithium sector and other products related to renewables. From 2006 to 2010, he was the head of the Development division of ENAMI (Empresa Nacional de Minería), a Chilean state- run mining company. From 2011 to 2014, Mr. Moreno served as General Manager of Minera Cerro Dominador, a private mining company producing copper in the north of Chile. From 1992 to 1997, Mr. Moreno worked in banking in the Representative Office of Banque Nationale de Paris in Chile. Mr. Moreno holds a Maitrise de Gestion (Master I in the European Standard) from the University of Montpellier (France) and a Graduate Diploma in Management Sciences from the University of Bradford (UK).

Independent Director

Andy Sloop. Mr. Sloop has served as an independent director of C3 since October 21, 2021. Mr. Sloop also serves as a member of our audit committee since January 31, 2022, a member of our environmental, social and governance committee since April 25, 2022 and as the chairman of the environmental, social and governance committee since May 6, 2022. Mr. Sloop has served as the Global Zero Waste Director of Nike since May 2016. He graduated with a B.A. in Philosophy, Politics and Economics from Pomona College and MBA from Atkinson Graduate School of Management at Willamette University.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Director Qualifications

Greg Levinson – Our board believes that Mr. Levinson’s qualifications to serve on our board include his deep understanding of business and financial matters.

Duncan T. Blount – Our board believes that Mr. Blount’s qualifications to serve on our board include his extensive experience in business and financial matters.

Jeremy McCann – Our board believes that Mr. McCann’s qualifications to serve on our board include his extensive experience in business and financial matters.

Ignacio Moreno - Our board believes that Mr. Moreno’s qualifications to serve on our board include his extensive experience in business and financial matters.

Andy Sloop - Our board believes that Mr. Sloop’s qualifications to serve on our board include his extensive experience in business and financial matters.

Board of Directors and Board Committees

We are in the process of applying for quotation of our common stock on the OTCQB Marketplace of the OTC Markets and are working with a market maker file an application with FINRA for our common stock to be eligible for trading on the OTCQB Marketplace of the OTC Markets. We are not required to comply with the corporate governance rules of an Exchange, and instead may comply with less stringent corporate governance standards while listed on the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Upon quotation of our common stock on the OTCQB, our securities would not be quoted on an exchange that has requirements that a majority of our board members be independent and we would not otherwise be subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. We intend to avail ourselves of the less stringent corporate governance standards while listed on the OTCQB.

Audit Committee

On January 31, 2022, our Board of Directors established the audit committee and named Jeremy McCann, Greg Levinson and Andy Sloop as members of the audit committee. On May 6, 2022, our Board of Directors adopted our audit committee charter and appointed Jeremy McCann as the Chairman of the audit committee. The audit committee will among other responsibilities, oversee C3’s accounting and financial reporting processes and the audit of the financial statements as well as oversee the financial reporting and disclosure process. The audit committee will be responsible for selecting and retaining an independent registered public accounting firm to act as C3’s independent auditors for the purpose of auditing the annual financial statements, books, records, accounts and internal controls over financial reporting. The audit committee will also set the compensation of the independent auditors, oversee the work done by the auditors, and terminate the auditors, if necessary. The audit committee will also pre-approve all audit and permitted non-audit and tax services that may be provided by the auditors or other registered public accounting firms. The audit committee will also at least annually, obtain and review a report by the auditors that describes (1) the accounting firm’s internal quality control procedures, (2) any issues raised by the most recent internal quality control review, peer review or Public Corporation Accounting Oversight Board review or inspection of the firm or by any other inquiry or investigation by governmental or professional authorities in the past five years regarding one or more audits carried out by the firm and any steps taken to deal with any such issues, and (3) all relationships between the firm and C3 or any of its subsidiaries; and to discuss with the independent auditors this report and any relationships or services that may impact the objectivity and independence of the auditors. The audit committee will also review, approve and oversee any transaction between C3 and any related person and any other potential conflict of interest situations on an ongoing basis.

Environmental, Social and Governance Committee

On April 25, 2022, our Board of Directors established the environmental, social and governance committee and named Andy Sloop, Ignacio Moreno and Jeremy McCann as members of the environmental, social and governance committee. On May 6, 2022, our Board of Director adopted our environmental, social and governance committee charter and appointed Andy Sloop as the Chairman of environmental, social and governance committee. The environmental, social and governance committee will oversee the development and implementation of policies, processes and strategies to assess, monitor and manage risks, responsibilities and opportunities related to: environmental impacts, labor standards, resource management, operational and supply chain resilience, socio-political issues, corporate responsibility reporting and disclosure and stakeholder engagement of C3. This will include identifying emerging environmental social and governance issues or trends that could materially impact C3’s ability to create long-term sustainable value. Additionally, the environmental, social and governance committee will work with the Board of Directors and C3 management to integrate this knowledge and guidance into strategic and operational planning, crisis preparedness and risk management, corporate governance, investor and stakeholder communications, budgets, resource allocation and incentive structures.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. The Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product and service commercialization. The audit committee oversees management of financial risks; our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available at our website at www.chileancobaltcorp.com. We expect that any amendments to the code, or any waivers of its requirement, will be disclosed on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following table provides information regarding the compensation during the past two fiscal years, earned by or paid by Genlith, Inc. (the parent of C3 during years ended December 31, 2021 and 2022) to our former chief executive officer (principal executive officer) and chief operating officer. On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares of common stock of C3 held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of capital stock of C3. The following table also sets forth information regarding the compensation during the past two fiscal years, earned by or paid by, C3 to our chief executive officer, chief operating officer and chief financial officer. We refer to these individuals as our “named executive officers.”

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Compensation by Genlith, Inc.
Greg Levinson, (1)	2021	125,000		0	0	0	0	0	29,876	(4)	154,876
Chairman of the Board and former Chief Executive Officer	2022	137,500		0	0	0	0	0	40,537	(4)	178,037

John Mitchell (2)	2021	50,556		0	0	0	0	0	28,726	(4)	79,282
Former Board member and Former Chief Executive Officer	2022	0		0	0	0	0	0	0		0

Jeremy McCann (3)	2021	125,000		0	0	0	0	0	18,215	(4)	143,215
Board member and Chief Operating Officer	2022	137,500		0	0	0	0	0	24,459	(4)	161,959

Compensation by C3
Duncan T. Blount(5)	2021	0		0	0	0	0	0	0		0
Chief Executive Officer, President and Board member	2022	71,250	(5)	0	0	29,721	0	0	8,041	(5)	109,012

Jeremy McCann(6)	2021	0		0	0	0	0	0	0		0
Board member and Chief Operating Officer	2022	50,001		0	0	47,441	0	0	0		97,442

Jim Van Horn(7)	2021	0		0	0	0	0	0	0		0
Chief Financial Officer	2022	100,000		7,000	0	37,952			0		144,952

(1)	Greg Levinson has served as Chairman of the Board of the Company since December 4, 2017. Mr. Levinson served as the Company’s Chief Executive Officer since December 2, 2020 and resigned from his position as the Company’s Chief Executive Officer on July 15, 2022.

(2)	John Mitchell served as Board Member and Chief Executive Officer of the Company from October 2, 2018 until June 30, 2021 and from August 2, 2018 until December 2, 2020, respectively.

(3)	Jeremy McCann has served as a Board Member and Chief Operating Officer of the Company since December 4, 2017.

(4)

For Messrs. Levinson, Mitchell, McCann and Blount includes the following perquisites and benefits:

Health Insurance Premiums: For the year ended December 31, 2021, (i)$2,490 per month ($29,876 per year) for Mr. Levinson, (ii) $2,394 per month ($28,726 per year) for Mr. Mitchell, and (iii) $1,518 per month ($18,215 per year) for Mr. McCann.

Health Insurance Premiums: For the year ended December 31, 2022, (i)$3,378 per month ($40,537 per year) for Mr. Levinson, (ii)$0 per month ($0 per year) for Mr. Mitchell, and (iii) $2,038 per month ($24,459 per year) for Mr. McCann.

ICHRA Insurance Reimbursements: For the year ended December 31, 2022, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,010 per month ($8,041 overall paid in 2022) for Mr. Blount.

(5)	Mr. Blount served as the Chief Executive Officer, President and a Director of the Company since July 2022. Mr. Blount’s base salary is $150,000, of which $71,250 was paid during the year ended 2022. Mr. Blount received perquisites and benefits during the year ended 2022 in the form of health insurance reimbursements of $8,041.

(6)	Jeremy McCann has served as a Board Member and Chief Operating Officer of the Company since December 4, 2017.

(7)	Jim Van Horn has served as the Chief Financial Officer of the Company since January 2022.

Employment Agreements

Employment Agreement with Duncan T. Blount

On July 15, 2022, C3 entered into an employment agreement, with Duncan T. Blount for his services as President and Chief Executive Officer of C3. The employment agreement provides for an annual base salary of $150,000 per year payable in accordance with payroll policies, an annual discretionary performance based bonus based on C3’s overall performance and Mr. Blount’s individual performance, as well as benefits including, among others, (i) entitlement to vacation, holiday and sick leave, (ii) when offered participation in health, life insurance, long and short term disability, dental, retirement and dental programs (iii) eligible for stock options and other equity based compensation awards under the Company’s incentive plan. The term of the employment agreement is from the date of entry until the date of termination. The employment agreement can be terminated by C3 at any time for any reason by giving Mr. Blount no less than sixty (60) days written notice. The employment agreement can be terminated by Mr. Blount at any time for any reason by giving C3 no less than sixty (60) days written notice. Additionally, the employment agreement will be terminated in the event of Mr. Blount’s death or disability on the date of such occurrence. Upon termination of the employment agreement for any reason, C3 will pay Mr. Blount any accrued but unpaid portion of the annual base salary through the termination date. Pursuant to the terms of the employment agreement, Mr. Blount is not permitted during the term of the employment agreement to directly or indirectly become an employee, director, consultant, partner, shareholder or adviser, or otherwise become affiliated with any entity which provides the same or similar services and/or products as C3. Additionally, for a period of six (6) months after the termination of the employment agreement, Mr. Blount may not directly or indirectly solicit or hire or encourage the solicitation or hiring of any person who was an employee of C3 at any time (unless more than nine (9) months has elapsed between the last day of such person’s employment by C3 and the first date of such solicitation or hiring).

Other than the foregoing C3 has not entered into any employment agreements at this time.

Elements of Compensation

Messrs. Levinson, Mitchell, and McCann were provided with the following primary elements of compensation by Genlith Inc., in 2021 and 2022:

Base Salary

Messrs. Levinson, Mitchell, and McCann received a fixed base salary in an amount determined based on a number of factors, including:

•	The nature, responsibilities and duties of the officer’s position;

•	The officer’s expertise, demonstrated leadership ability and prior performance;

•	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

•	The competitiveness of the market for the officer’s services.

Messrs. Levinson’s, Mitchell’s and McCann’s base salary for 2021 and 2022 from Genlith, Inc. is listed in “—Summary Compensation Table.”

Messrs. Blount, McCann and Van Horn did not receive any compensation from C3 in 2021 and were provided with the following primary elements of compensation by C3 in 2022:

Base Salary

Messrs. Blount, McCann and Van Horn received a fixed base salary in an amount determined based on a number of factors, including:

•	The nature, responsibilities and duties of the officer’s position;

•	The officer’s expertise, demonstrated leadership ability and prior performance;

•	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

•	The competitiveness of the market for the officer’s services.

Messrs. Blount, McCann and Van Horn’s base salary for 2022 from C3, is listed in “—Summary Compensation Table.”

Grants – Stock Options or Restricted Stock Awards

For fiscal year ending December 31, 2021 we did not grant equity awards (such as stock options or restricted stock) to our executive officers. The amounts paid to Messrs. Levinson, Mitchell, and McCann in 2021 by Genlith, Inc. in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading. For the fiscal year ended December 31, 2022, we granted equity awards under the Chilean Cobalt Corp. 2022 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading.

Other Benefits

For fiscal year ended December 31, 2021 and 2022, Messrs. Levinson, Mitchell, and McCann, were provided by Genlith, Inc. with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance. The amounts paid to Messrs. Levinson, Mitchell, and McCann in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading. For the fiscal year ended December 31, 2022, Mr. Blount was provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance reimbursements. These amounts paid to Mr. Blount in 2022 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

Compensation Discussion and Analysis

Compensation Plans

For fiscal years ended December 31, 2021 we had not adopted a compensation plan for C3. Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan (the “Plan”), effective April 29, 2022. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Plan. As of July 28, 2022, the Board of Directors has issued options to purchase an aggregate of 1,901,688 shares of Common Stock under the Plan.

The Plan Administrator (which is the Board of Directors or a committee or other person(s) appointed or designated by the Board) has the authority to administer the Plan and determine, among other things, the interpretation of any provisions of the Plan, the eligible employees who are granted restricted stock, options, the number of options that may be granted, vesting schedules, and option exercise prices. The Company’s stock options have a contractual life not to exceed ten years. The Company issues new shares of common stock upon exercise of stock options.

The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-statutory stock options.” The primary difference between incentive stock options and non-statutory stock options is that the former are not available to non-employees of the corporation. In addition, while neither is subject to tax at the time of grant, incentive stock options are not subject to tax at the time of exercise (but could be subject to alternative minimum tax), while upon exercise of the non-qualified options, the optionee will recognize ordinary income with respect to any vested shares purchased under the option; such income will be in an amount equal to the excess of the value of the vested shares on the exercise date over the exercise price paid for those shares.

The exercise price of an option granted under the plan cannot be less than 100% of the fair market value per share of common stock on the date of the grant of the option. The exercise price of an incentive stock option granted to a person owning more than 10% of the total combined voting power of the common stock must be at least 110% of the fair market value per share of common stock on the date of the grant. Options may not be granted under the plan on or after the tenth anniversary of the adoption of the plan.

When an option is exercised, the purchase price of the underlying stock will be paid in cash, except that the plan administrator may permit the exercise price to be paid in any combination of cash, shares of stock having a fair market value equal to the exercise price, or as otherwise determined by the plan administrator.

If an optionee ceases to be an employee, director, or consultant with us, other than by reason of death, disability or retirement, all vested options must be exercised within three months following such event. However, if an optionee’s employment or consulting relationship with us terminates for cause, or if a director of ours is removed for cause, all unexercised options will terminate immediately. If an optionee ceases to be an employee or director of, or a consultant to us, by reason of death, disability, or retirement, all vested options may be exercised within one year following such event or such shorter period as is otherwise provided in the related agreement.

When a stock award expires or is terminated before it is exercised, the shares set aside for that award are returned to the pool of shares available for future awards.

No option can be granted under the plan after ten years following the earlier of the date the plan was adopted by the board of directors or the date the plan was approved by our stockholders.

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, the Company granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, the Company granted options to purchase an aggregate of 26,668 shares of common stock at an exercise price of $0.60 per share to an advisor of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.60 per share to an officer/manager of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.60 per share to an officer/manager of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited to the Company options to purchase 31,250 shares of the Company’s common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares of the Company’s common stock granted to directors on May 24, 2022 as described above.

Director Compensation

Historically, our directors have not received cash-based compensation for their service. As indicated in the sections covering Equity Incentive Plan Awards, for the first time in 2022 non-employee directors received awards of non-statutory stock options and employee directors received awards of incentive stock options, both of which have already begun to vest and are set to fully vest by December 31, 2023. The use of option awards is the anticipated method for director compensation into the foreseeable future, at least until such time as the Company starts generating revenue. At such point in time or sooner as deemed necessary, we will establish a corporate governance committee which will review and make recommendations to the board regarding compensation of directors, including monetary compensation and equity-based plans. We will continue to reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant performance based stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock at March 24, 2023, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Chilean Cobalt Corp., 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 13,000,000 shares of our common stock outstanding as of March 24, 2023.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person we determined this in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 24, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Owned
Directors and Named Executive Officers:
Greg Levinson (1)	1,755,229	13.30%
Duncan T. Blount (2)	131,250	1.00%
Jim Van Horn (3)	137,337	1.05%
Jeremy McCann (4)	365,976	2.78%
Ignacio Moreno (5)	156,250	1.19%
Andy Sloop (6)	157,076	1.20%
All named executive officers and directors as a group (6 persons)	2,703,118	20.52%

5% Stockholders:
Harsh Padia(7)	3,214,126	24.72%
Michael Caperonis	1,212,988	9.33%
Salasar Farmson Trust (8)	702,212	5.40%
Kevin Russell(9)	1,055,526	8.11%

(1)	Greg Levinson is the Chairman of the Board of the Company. Includes (1) 1,555,229 shares of common stock held by Mr. Levinson in his name and (2) 200,000 shares of common stock issuable upon exercise of options held by Mr. Levinson, which are exercisable within 60 days.

(2)	Duncan T. Blount is the Company’s Chief Executive Officer, President and a director. Includes 131,250 shares of common stock issuable upon exercise of options held by Mr. Blount and which are exercisable within 60 days.

(3)	Jim Van Horn is the Company’s Chief Financial Officer. Includes (1) 12,337 shares of common stock and (2) 125,000 shares of common stock issuable upon exercise of options held by Mr. Van Horn and which are exercisable within 60 days.

(4)	Jeremy McCann is the Company’s Chief Operating Officer and a director. Includes (1) 209,726 shares of common stock held by Odouble Holdings, LLC over which Mr. McCann has voting and dispositive control and (2) 156,250 shares of common stock issuable upon exercise of options held by Mr. McCann, which are exercisable within 60 days.

(5)	Ignacio Moreno is the Company’s Chile Country Manager and a director of the Company. Includes 156,250 shares of common stock issuable upon exercise of options held by Mr. Moreno, which are exercisable within 60 days.

(6)

Andy Sloop is a director of the Company. Includes (1) 32,076 shares of common stock and (2) 125,000 shares of common stock issuable upon exercise of options held by Mr. Sloop, which are exercisable within 60 days.

(7)

Includes (1)1,414,269 shares held by Mr. Padia in his name and (2)999,857 shares held by RXR T1 LLC over which shares Mr. Padia has voting and dispositive control and (3)800,000 shares held by RXR T2 LLC over which shares Mr. Padia has voting and dispositive control.

(8)	Samir Patel has dispositive and voting control over the shares held by the Salasar Farmson Trust.
(9)	Includes (1) 1,036,776 shares of common stock and (2) 18,750 shares of common stock issuable upon exercise of options held by Mr. Russell which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Currently, our Audit Committee and Board of Directors is and will be responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

•	Any of our directors, director nominees or executive officers;

•	Any beneficial owner of more than 5% of our outstanding stock; and

•	Any immediate family member of any of the foregoing.

The Audit Committee in conjunction with the Board of Directors will review any financial transaction, arrangement or relationship that:

•	Involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $0;

•	Would cast doubt on the independence of a director;

•	Would present the appearance of a conflict of interest between us and the related party; or

•	Is otherwise prohibited by law, rule or regulation.

The audit committee will review each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the audit committee in conjunction with the Board of Directors will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the audit committee or the Board of Directors who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the audit committee and the Board of Directors member will provide all material information concerning the transaction to the audit committee and the Board of Directors.

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction from January 1, 2020 through the year ended December 31, 2022 and each currently proposed transaction in which:

•	We and any subsidiaries thereof have been or will be a participant;

•	the amount involved exceeds the lesser of $120,000 or 1% of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

The Company maintained a short-term loan with Genlith, Inc. its former parent company for monthly expenses incurred by the Company and paid for by the former parent company. The Company’s policy is to remit payment for expenses incurred within 30-days of receipt. The outstanding balance was $18,505 as of December 31, 2021 and $0 as of December 31, 2022. No material interest expense was incurred under this loan. On May 12, 2022, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer holds equity in the Company.

During the year ended December 31, 2020, 3,000,000 shares of common stock were issued to Genlith, Inc. for the conversion of a related party loan in the amount of $4.1 million including principal and accrued interest.

We intend to enter into indemnification agreements with or have contractual obligations to provide indemnification to each of our directors and intend to enter into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Nevada law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 15, 2022, the Company’s Board of Directors appointed BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Borgers for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees (1)	$71,100	$27,000-
Audit-Related Fees (2)	0	0-
Tax Fees (3)	0	0-
All Other Fees (4)	0	0-
Total	$71,100	$27,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.1+	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2+	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3+	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: March 24, 2023	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2023	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer and Director (principal executive officer)

Dated: March 24, 2023	By:	/s/ Jim Van Horn
Jim Van Horn, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: March 24, 2023	By:	/s/ Greg Levinson
Greg Levinson, Chairman of the Board of Directors

Dated: March 24, 2023	By:	/s/ Jeremy McCann
Jeremy McCann, Chief Operating Officer and Director

Dated: March 24, 2023	By:	/s/ Ignacio Moreno
Ignacio Moreno, Chile Country Manager and Director

Dated: March 24, 2023	By:	/s/ Andy Sloop
Andy Sloop, Director

