Form 10-Q
period 2023-03-31
Chilean Cobalt Corp.
filed 2023-05-15
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 43,285,716 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 12, 2023.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$493,423	$630,803
Prepaid expenses	43,392	20,510
Total current assets	536,815	651,313
Property and equipment, net	22,302	25,857
Total assets	$559,117	$677,170
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,464	$9,813
Accrued service expenses	7,648	13,083
Stock to be issued	105,000	–
Total current liabilities	150,112	22,896
Total liabilities	150,112	22,896
Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and -0- and -0- shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 39,000,000 and 39,000,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,900	3,900
Additional paid-in capital	31,687,988	31,597,839
Accumulated other comprehensive income	260,300	260,031
Accumulated deficit	(31,543,183)	(31,207,496)
Total stockholders' equity	409,005	654,274
Total liabilities and stockholders' equity	$559,117	$677,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Period Ended
	March 31,
	2023	2022

Revenues	$–	$–
Operating expenses:
General and administrative	332,532	144,330
Depreciation	2,901	3,781
Foreign currency transaction (gain) loss	381	–
Total operating expenses	$335,814	$148,111
Loss from operations	(335,814)	(148,111)
Interest income	127	149
Loss before income taxes	$(335,687)	$(147,962)
Net loss	$(335,687)	$(147,962)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	39,000,000	36,521,662

Comprehensive loss:
Net loss	$(335,687)	$(147,962)
Foreign currency translation adjustments	269	521
Comprehensive loss	$(335,418)	$(147,441)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2021	–	$–	33,125,001	$3,313	$30,088,848	$262,284	$(30,175,201)	$179,244
Issuance of Common Stock in a private placement	–	–	4,759,794	476	951,484	–	–	951,960
Foreign currency translation	–	–	–	–	–	521	–	521
Net loss	–	–	–	–	–	–	(147,962)	(147,962)
Balances at March 31, 2022	–	$–	37,884,795	$3,789	$31,040,332	$262,805	$(30,323,163)	$983,763

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Issuance of Common Stock in a private placement	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	269	–	269
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,687)	(335,687)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,300	$(31,543,183)	$409,005

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods Ended
	March 31	March 31
	2023	2022
Cash flows from operating activities:
Net loss	$(335,687)	$(147,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,901	3,781
Stock based compensation	90,149	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(22,520)	5,115
Accounts payable and accrued liabilities	21,936	(2,486)
Net cash used in operating activities	$(243,221)	$(141,552)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	–	951,960
Advances from investors (Repayment of investor advances)	105,000	(163,075)
Proceeds from (repayment of) related party loan payable	–	(17,284)
Net cash provided by financing activities	$105,000	$771,601
Effect of foreign exchange rate on cash	841	1,034
Net increase (decrease) in cash	(137,380)	631,083
Cash at beginning of period	630,803	322,427
Cash at end of period	$493,423	$953,510

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of March 31, 2023, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the quarter ended March 31, 2023, the Company reported a net loss of $335,687 and had an accumulated deficit of $31,543,183.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $493,423, as of March 31, 2023, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Although, see footnote 7, Subsequent Events related to the private raise of $1,100,000 that closed on April 12, 2023. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with off-take partners, debt providers, alternative lenders, potential streamers, and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise. See footnote 7, Subsequent Events related to the forward stock split that occurred on May 2, 2023.

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

Cash

Cash amounts consist of cash on hand, deposits in banks, and money market accounts. As of March 31, 2023, and December 31, 2022, the Company’s cash balances were $493,423 and $630,803.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of March 31, 2023, and December 31, 2022, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

The value of the exploitation mining concessions owned by Baltum have yet to be independently substantiated by a valuation or any level of feasibility study. As of March 31, 2023 and December 31, 2022, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s Balance Sheet.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s financial statements as of March 31, 2023, and December 31, 2022.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	63,559	63,559
Machinery and equipment	36,493	36,493
Property and equipment, gross	100,052	100,052
Accumulated depreciation	(77,750)	(74,195)
Property and equipment, net	22,302	25,857

Depreciation expense for the quarters March 31, 2023 and 2022 amounted to $2,901 and $3,781, respectively.

5.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations does not allow for re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of March 31, 2023, or December 31, 2022.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2023, and December 31, 2022, there were 39,000,000 and 39,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2022 Issuances

During the quarter ended March 31, 2022, the Company issued the following shares of common stock:

•	875,001 shares were issued to investors at $0.20 per share to satisfy the $175,000 “Stock to be issued” liability that existed at December 31, 2021. 3,884,793 shares were issued to investors at $0.20 per share for total proceeds of $776,960. In aggregate, 4,759,794 shares were issued to investors for total proceeds of $951,960.

During the quarter ended June 30, 2022, the Company issued the following shares of common stock:

•	59,625 shares were issued to investors at $0.20 per share to satisfy the $11,925 “Stock to be issued” liability that existed at March 31, 2022. 1,055,580 shares were issued to investors at $0.20 per share for total proceeds of $211,116. In aggregate, 1,115,205 shares were issued to investors for total proceeds of $223,041.

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

On May 24, 2022, the Company granted stock options to purchase an aggregate of 5,025,000 shares to officers/management, advisors, and directors at an exercise price of $0.20. The options vest quarterly starting on June 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a one-and-one-half-year period and expire in 10 years from the date of grant.

On June 1, 2022, the Company granted stock options to purchase an aggregate of 80,004 shares to an advisor at an exercise price of $0.20. The options vest quarterly in equal installments over a one-year period and expire in 10 years from the date of grant.

On July 15, 2022, the Company granted stock options to purchase an aggregate of 450,000 shares to an officer at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a three quarter year period and expire in 10 years from the date of grant.

On July 28, 2022, the Company granted stock options to purchase an aggregate of 150,000 shares to an officer/director at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 12.5 % of the granted shares and then the remainder in equal installments over a one-and-three-quarter-year period and expire in 10 years from the date of grant.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of June 30, 2022	As of September 30, 2022
Expected dividend yield	0.00%	0.00%
Expected stock volatility	76.33%	62.97%
Risk-free interest rate	2.69%	4.034%
Expected life of options (years)	4.47	5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.1200	$0.1133

During the quarter ended March 31, 2023, the Company recorded $90,149 (March 31, 2022 $0) as stock based compensation expenses. In addition, the Company issued no (March 31, 2022: 0) common shares of the Company as a result of no cash stock options. As of March 31, 2023, the unamortized stock option expense was $244,440.

A summary of the changes in stock options for the quarter ended March 31, 2023 is presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	$0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	–	n/a
Expired/Forfeited	–	n/a
Issued	–	n/a
Balance, March 31, 2023	5,611,254	$0.20

The Company has the following options outstanding and exercisable at March 31, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	9.16
June 1, 2022	May 31, 2032	0.20	80,004	9.18
July 15, 2022	July 14, 2032	0.20	450,000	9.30
July 28, 2022	July 27, 2032	0.20	150,000	9.33
		0.20	5,611,254	9.17

6.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023, and December 31, 2022.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s financial position, results of operations or cash flows. At March 31, 2023, management was not aware of any material active, pending, or threatened litigation.

7. Subsequent Events

Common Stock Issued

Since March 31, 2023, the Company has issued 4,285,716 shares of common stock at a price of $0.25666667 per share for proceeds of $1,100,000. Of the $1,100,000, $105,000 related to amounts as of March 31, 2023, categorized as “Stock to be issued”, for which the required documentation had yet to be approved and fully executed by all parties in advance of April 12, 2023, transaction closing date, whereas, the remaining $995,000 related to amounts received in cash during April 2023.

Forward Stock Split

On May 2, 2023, by written consent, the Company’s Board of Directors authorized a 3 for 1 forward stock split of its common stock and on the same day by written consent a majority of the Company’s shareholders voted in favor of the 3 for 1 forward stock split. Articles were filed with the state of Nevada, Secretary of State on that day and the 3 of 1 forward stock split was effected. As noted in Footnote 3, Summary of Significant Accounting Policies Basis of Presentation, all common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“C3”) and including its subsidiaries, the (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on March 24, 2023.

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

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through May 12, 2023, we raised a total of $30,309,536 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $100,000 for a total of $1.2 million for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our long-term plan of operations, we estimate that approximately $160 million in funds will be required.

For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $1,032,295 and $107,858, respectively, and negative cash flow from operating activities of $673,796 and $107,822, respectively. For the quarters ended March 31, 2023 and March 31, 2022, we reported net losses of $335,687 and $147,962, respectively and negative cash flow from operating activities of $243,221 and $141,552, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2022 and 2021. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $31,543,183 and recurring losses from operations as of March 31, 2023. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $1.2 million in funds will be required. The source of such funds is anticipated to be from private placements of our securities, such as the $1.1 million raised in April 2023 as disclosed in the subsequent events to the quarterly report contained herein. If we fail to obtain this amount, we may not be able to fully carry out our plan of operations. Assuming that our projections are not materially understated, we believe we have the necessary cash requirements during the next 12 months to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites. The exploration and development expenses are expected to be $100,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are no monies budgeted for acquisitions over the next 12 months and if the Company does identify any possible strategic acquisition of any mining sites over the next 12 months, it will have to raise funds for this specific purpose, unless other budget areas are over-projected and allow for redeployment of those excess monies.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff to assist with operations which will increase the amount of salaries or consulting fees we pay as a part of general and administrative expenses. The general and administrative expenses are expected to be $1,100,000.

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

Results of Operations – Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2023	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses	$148,111	$335,814	$187,703
Exploration and development expenses	0	0	0
Operating Income (Loss)	(148,111)	(335,814)	(187,703)
Interest Income	149	127	(22)
Provision of income taxes	0	0	0
Net Income (Loss)	$(147,962)	$(335,687)	$(187,725)

Results of operations for the quarters-ended March 31, 2022, compared to March 31, 2023, were down substantially due to non-cash option compensation to directors, officers and consultants, compared to no option compensation in the same quarter for the prior year; gross compensation to three officers, compared to officer compensation for only two officers in the same quarter for the prior year; significantly higher legal and accounting services expenses in the current quarter compared to the same quarter in the prior year due to go-public filing services and completion of the annual audit in the first quarter, compared to neither outcome in the same quarter of the prior year; and nominal affects related to other expenses amounting to the increase of $187,725.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity.  As of March 31, 2023, our Company had cash totaling $493,423 current assets totaling $536,815 and total assets of $559,117. We had total liabilities of $150,112 (all current) and positive working capital of $386,703. Stockholders’ equity of $409,005.

Sources and Uses of Cash for the Quarters Ended March 31, 2023 and 2022

The following table summarizes our cash flows for the years ended March 31, 2022 and 2023.

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2023	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(141,552)	$(243,221)	$(101,669)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	771,601	105,000	(666,601)
Effect of foreign exchange rate on cash	1,034	841	(193)
Net Increase (Decrease) in Cash	$631,083	$(137,380)	$(768,463)

Net cash used in operations

Net cash used in operating activities was $141,552 for the quarter ended March 31, 2022 versus net cash used in operating activities of $243,221 for the quarter ended March 31, 2023. The increase in cash flow used in operating activities was primarily due to overall compensation and benefits paid to three officers in the current year, compared to only overall compensation paid to two officers in the prior year, along with substantially higher expenditures for legal and accounting services for purposes of the go-public objective in the current year, that were substantially less for the same quarter in the prior year. There were also higher costs for conference attendance to market the Company in the current quarter, compared to no such costs in the same quarter for the prior year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the quarter ended March 31, 2022 versus net cash used in investment activities of $0 for the quarter ended March 31, 2023. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities in the quarter ended March 31, 2022, which included an aggregate of $951,960 of proceeds for the sale of an aggregate of 1,586,600 shares of common stock, versus net cash provided by financing activities in the quarter ended March 31, 2023 of $105,000, which included an aggregate of $105,000 of proceeds for the eventual sale of an aggregate of 136,364 shares of common stock, not closed until April 2023.

Going Concern

Based upon our working capital balance but accumulated deficit of $386,703 and $(31,543,183), respectively, as of March 31, 2023, plus our use of $243,221 of cash in operating activities during the quarter ended March 31, 2023, we require additional equity and/or debt financing to continue our operations. In spite of the recent raise of $1.1 million of capital in April 2023, as noted in the subsequent events footnotes on the unaudited quarterly financial reports, these conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 and as footnoted in our unaudited quarterly consolidated financial statements for the quarters ended March 31, 2023 and 2022.

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

Our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Due to the current coronavirus ("COVID-19") pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of trade receivables, fair value of long-lived assets, income taxes, inventory valuation and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained.

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

Capitalized interest. For the quarters ended March 31, 2022 and 2023 we capitalized interest expense of $0 and $0, respectively. If applicable, we amortize capitalized interest over the estimated useful lives of the assets.

Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study or definitive feasibility study to validate the expected profitability of constructing a plan to extract the target minerals and process them into saleable concentrates. During the quarters ended March 31, 2023 and March 31, 2022, we recorded no impairments.

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

The carrying amounts for the AROs for the quarters ended March 31, 2023 and 2022 are $0 and $0, respectively. If applicable, these amounts are included in "Other long-term liabilities" on the consolidated balance sheets.

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

As of December 31, 2021, there were no shares of C3 common stock issued under the C3 Plan. The Company has reserved a total of 1,950,000 shares of common stock for issuance under the Plan which was adopted in April of 2022. As of March 31, 2022, there were no shares of C3 common stock issued under the C3 Plan. As of March 31, 2023, there were 1,901,668 shares issued under the Plan, of which 31,250 of those shares had been forfeited, resulting in a net of 1,870,418 shares outstanding.

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

Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement gains and losses of $-0- million, ($-0-) million for the quarters ended March 31, 2023 and 2022, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the quarter ended March 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

________________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: May 15, 2023	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer

