Form 10-Q
period 2023-06-30
Chilean Cobalt Corp.
filed 2023-08-14
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 43,285,716 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 11, 2023.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash	$1,291,433	$630,803
Prepaid expenses	38,689	20,510
Total current assets	1,330,122	651,313
Property and equipment, net	17,663	25,857
Total assets	$1,347,785	$677,170
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,242	$9,813
Accrued service expenses	2,017	13,083
Total current liabilities	26,259	22,896
Total liabilities	26,259	22,896
Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,285,716 and 39,000,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,329	3,900
Additional paid-in capital	32,877,027	31,597,839
Accumulated other comprehensive income	259,074	260,031
Accumulated deficit	(31,818,904)	(31,207,496)
Total stockholders' equity	1,321,526	654,274
Total liabilities and stockholders' equity	$1,347,785	$677,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$–	$–	$–	$–
Operating expenses:
General and administrative	282,090	271,558	614,622	415,888
Depreciation	3,685	2,625	6,586	6,406
Foreign currency transaction (gain) loss	(32)	–	349	–
Total operating expenses	285,743	274,183	621,557	422,294
Loss from operations	(285,743)	(274,183)	(621,557)	(422,294)
Interest income	10,021	253	10,148	402
Loss before income taxes	(275,722)	(273,930)	(611,409)	(421,892)
Net loss	$(275,722)	$(273,930)	$(611,409)	$(421,892)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	42,767,662	38,898,782	40,894,239	37,716,789

Comprehensive loss:
Net loss	$(275,722)	$(273,930)	$(611,409)	$(421,892)
Foreign currency translation adjustments	(1,225)	(2,689)	(957)	(2,168)
Comprehensive loss	$(276,947)	$(276,619)	$(612,366)	$(424,060)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2021	–	$–	33,125,001	$3,313	$30,088,848	$262,284	$(30,175,201)	$179,244
Issuance of Common Stock in a private placement	–	–	4,759,794	476	951,484	–	–	951,960
Foreign currency translation	–	–	–	–	–	521	–	521
Net loss	–	–	–	–	–	–	(147,962)	(147,962)
Balances at March 31, 2022	–	$–	37,884,795	$3,789	$31,040,332	$262,805	$(30,323,163)	$983,763
Issuance of Common Stock in a private placement	–	–	1,115,205	111	222,930	–	–	223,041
Foreign currency translation	–	–	–	–	–	(2,689)	–	(2,689)
Stock based compensation	–	–	–	–	151,908	–	–	151,908
Net loss	–	–	–	–	–	–	(273,930)	(273,930)
Balances at June 30, 2022	–	$–	39,000,000	$3,900	$31,415,170	$260,116	$(30,597,093)	$1,082,093

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Foreign currency translation	–	–	–	–	–	268	–	268
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,686)	(335,686)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,299	$(31,543,182)	$409,005
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(1,225)	–	(1,225)
Stock based compensation	–	–	–	–	89,468	–	–	89,468
Net loss	–	–	–	–	–	–	(275,722)	(275,722)
Balances at June 30, 2023	–	$–	43,285,716	$4,329	$32,877,027	$259,074	$(31,818,904)	$1,321,526

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(611,409)	$(421,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,586	6,406
Stock based compensation	179,617	151,908
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,088)	4,047
Accounts payable and accrued liabilities	3,048	15,360
Net cash used in operating activities	$(440,246)	$(244,171)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,100,000	1,175,001
Advances from investors (Repayment of investor advances)	–	(163,075)
Proceeds from (repayment of) related party loan payable	–	(28,726)
Net cash provided by financing activities	$1,100,000	$983,200

Effect of foreign exchange rate on cash	876	535
Net increase (decrease) in cash	660,630	739,564
Cash at beginning of period	630,803	322,427
Cash at end of period	$1,291,433	$1,061,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a primary cobalt, secondary copper, junior mining and exploration company restarting mining exploration in northern Chile after a period of reduced operations due to the worldwide economic impact of Covid-19. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 2,635 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of June 30, 2023, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the year-to-date period and quarter ended June 30, 2023, the Company reported a net loss of $611,409 and $275,722, respectively, and had an accumulated deficit of $31,818,904.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $1,291,433 as of June 30, 2023, the Company believes it has sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with off-take partners, debt providers, alternative lenders, potential streamers, and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash amounts consist of cash on hand, deposits in banks, and money market accounts. As of June 30, 2023, and December 31, 2022, the Company’s cash balances were $1,291,433 and $630,803, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of June 30, 2023, and December 31, 2022, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the six month periods ended June 30, 2023 and June 30, 2022, respectively, and the three month periods ended June 30, 2023, and June 30, 2022, respectively, did not meet our criteria for capitalization. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

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

The value of the exploitation mining concessions owned by Baltum have yet to be independently substantiated by a valuation or any level of feasibility study. As of June 30, 2023 and December 31, 2022, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s Balance Sheet.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the quarter ended June 30, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s financial statements as of June 30, 2023, and December 31, 2022.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$56,759	$63,559
Machinery and equipment	29,583	36,493
Property and equipment, gross	86,342	100,052
Accumulated depreciation	(68,679)	(74,195)
Property and equipment, net	$17,663	$25,857

Depreciation expense for the six month periods ended June 30, 2023 and June 30, 2022 amounted to $6,586 and $6,406, respectively, and for the three month periods ended June 30, 2023 and June 30, 2022 amounted to $3,685 and $2,625, respectively.

5.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations does not allow for re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of June 30, 2023, or December 31, 2022.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of June 30, 2023, and December 31, 2022, there were 43,285,716 and 39,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2023 Issuances

During the three month period ended June 30, 2023, the Company issued the following shares of common stock:

•	409,092 shares were issued to investors at $0.256666667 per share to satisfy the $105,000 “Stock to be issued” liability that existed at March 31, 2023. 3,876,624 shares were issued to investors at $0.256666667 per share for total proceeds of $995,000. In aggregate, 4,285,716 shares were issued to investors for total proceeds of $1,100,000 during the six month period ended June 30, 2023.

2022 Issuances

During the three month period ended March 31, 2022, the Company issued the following shares of common stock:

•	875,001 shares were issued to investors at $0.20 per share to satisfy the $175,000 “Stock to be issued” liability that existed at December 31, 2021. 3,884,793 shares were issued to investors at $0.20 per share for total proceeds of $776,960. In aggregate, 4,759,794 shares were issued to investors for total proceeds of $951,960.

During the three month period ended June 30, 2022, the Company issued the following shares of common stock:

•	59,625 shares were issued to investors at $0.20 per share to satisfy the $11,925 “Stock to be issued” liability that existed at March 31, 2022. 1,055,580 shares were issued to investors at $0.20 per share for total proceeds of $211,116. In aggregate, 1,115,205 shares were issued to investors for total proceeds of $223,041.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to Employees, Directors and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to Employees, Directors and Consultants, and (iii) to promote the success of the Company’s business. See subsequent events for details on July 1, 2023 stock option grants. Under the 2023 Plan, 1,963,476 shares of Common Stock were reserved for issuance.

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

During the three month periods ended June 30, 2023 and June 30, 2022, the Company recorded stock-based compensation expenses of $89,468 and $151,908, respectively. As of June 30, 2023, the unamortized stock option expense was $154,974.

A summary of the changes in stock options outstanding at March 31, 2023 and June 30, 2023 are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2023	5,611,254	$0.20
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, June 30, 2023	5,611,254	$0.20

The Company has the following options outstanding and exercisable at June 30, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	$0.20	4,931,250	8.91
June 1, 2022	May 31, 2032	0.20	80,004	8.93
July 15, 2022	July 14, 2032	0.20	450,000	9.05
July 28, 2022	July 27, 2032	0.20	150,000	9.08
		$0.20	5,611,254	8.92

6.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023, and December 31, 2022.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s financial position, results of operations or cash flows. At June 30, 2023, management was not aware of any material active, pending, or threatened litigation.

7.	Subsequent Events

Option Awards

On July 1, 2023, pursuant to the 2023 Plan, the Company awarded (the “Award”) stock options (the “Options”) to employees, board members and service providers to purchase 750,000 shares of Common Stock at the exercise price of $0.26 per share, which approximated the market value from the share price offered in the most recent capital raise that closed on April 12, 2023. Pursuant to the terms of the Options, the shares included in the Option vest as follows: one eighth of the options vest on the first day of each calendar quarter commencing after the date of the Award, so long as such person remains a service provider to the Company on the vesting date. The Options expire ten years after the date of award.

Director Resignations and Appointments

As disclosed on the Form 8-K filed on July 12, 2023, Jeremy McCann resigned from the board on July 6, 2023 and Geraldine Barnuevo and Fiona Clouder were appointed to the board. The appointments of Ms. Barnuevo and Ms. Clouder filled a previously vacated board position and the board position vacated by Mr. McCann on July 6, 2023.

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

Overview

The Company is a critical materials exploration and development company focused on developing the La Cobaltera project located in Chile’s historic San Juan cobalt district. C3 is mission-driven as an innovator and leader that strives to be the most responsible supplier of critical mineral resources for the development of advanced materials and cleaner energy technologies that address the most pressing environmental and development issues.

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

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through August 14, 2023, we raised a total of $31,409,536 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $93,000 for a total of $1.12 million for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our long-term plan of operations, we estimate that approximately $160 million in funds will be required.

For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $1,032,295 and $107,858, respectively, and negative cash flow from operating activities of $673,796 and $107,822, respectively. For the three month period ended June 30, 2023 and June 30, 2022, we reported net losses of $275,722 and $273,930, respectively, and negative cash flow from operating activities of $196,867 and $102,508, respectively. For the six month period ended June 30, 2023 and June 30, 2022, we reported net losses of $611,409 and $421,892, respectively, and negative cash flow from operating activities of $440,246 and $244,171, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2022 and 2021. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $31,818,904 and recurring losses from operations as of June 30, 2023. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $1.12 million in funds will be required. The source of such funds is anticipated to arise through private placements of our securities. As of June 30, 2023, we had over $1.29 million in cash. Assuming that our projections are not materially understated, we believe we have the necessary cash requirements during the next 12 months to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites. The exploration and development expenses are expected to be $149,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are no monies budgeted for acquisitions over the next 12 months and if the Company does identify any possible strategic acquisition of any mining sites over the next 12 months, it will have to raise funds for this specific purpose, unless other budget areas are over-projected and allow for redeployment of those excess monies.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff and/or outside consultants to assist with operations which will increase the amount of salaries or consulting fees we pay as a part of general and administrative expenses. The general and administrative expenses are expected to be $971,000.

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

Results of Operations – Three Month Period Ended June 30, 2023 Compared to the Three Month Period Ended June 30, 2022

	Three Month Period Ended		Increase
	June 30, 2022	June 30, 2023	(Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and foreign currency transaction (gain) loss	$274,183	$285,743	$11,560
Exploration and development expenses	0	0	0
Operating Income (Loss)	(274,183)	(285,743)	(11,560)
Interest Income	253	10,021	9,768
Provision of income taxes	0	0	0
Net loss	$(273,930)	$(275,722)	$(1,792)

Net loss for the three month period ended June 30, 2022, compared to the three month period ended June 30, 2023, were reasonably similar, but for offsetting reasons. In the second quarter of 2022, there was a higher non-cash option compensation to directors, officers and consultants, whereas, in the second quarter of 2023, there was less non-cash option compensation to directors, officer and consultants, however, there were three officers, including payroll and benefits, for the entire period, compared to only two officers for the same quarter in the previous year. These factors along with somewhat higher legal and accounting services expenses in the current quarter compared to the same quarter in the prior year, equated to a fairly similar operating income, made even more equivalent by the much higher interest earned in this quarter, compared to the same quarter in the prior year.

Results of Operations – Six Month Period Ended June 30, 2023 Compared to the Six Month Period Ended June 30, 2022

	Six Month Period Ended		Increase
	June 30, 2022	June 30, 2023	(Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and foreign currency transaction (gain) loss	$422,294	$621,557	$199,263
Exploration and development expenses	0	0	0
Operating Income (Loss)	(422,294)	(621,557)	(199,263)
Interest Income	402	10,148	9,746
Provision of income taxes	0	0	0
Net loss	$(421,892)	$(611,409)	$(189,517)

Net loss for the six month period ended June 30, 2022, compared to the six month period ended June 30, 2023, was down by $189,517, primarily due to very similar non-cash option compensation to directors, officers and consultants during both periods, but offset by gross compensation to three officers, compared to officer compensation for only two officers in the same period for the prior year; significantly higher legal and accounting services expenses in the current period compared to the same period in the prior year due to go-public filing services and completion of the annual audit in the period, compared to neither outcome in the same period of the prior year; and nominal affects related to other expenses, all netting to the overall increase in expenses and corresponding increase in net loss.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of June 30, 2023, our Company had cash totaling $1,291,433 current assets totaling $1,330,122 and total assets of $1,347,785. We had total liabilities of $26,259 (all current) and working capital of $1,303,863 and Stockholders’ equity of $1,321,526.

The calculation of working capital provides additional information and is not defined under GAAP. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Sources and Uses of Cash for the Six Month Periods Ended June 30, 2023 and 2022

The following table summarizes our cash flows for the six month periods ended June 30, 2022 and 2023.

	Six Months Ended		Increase
	June 30, 2022	June 30, 2023	(Decrease)
Net Cash Provided By (Used In) Operating Activities	$(244,171)	$(440,246)	$(196,075)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	983,200	1,100,000	116,800
Effect of foreign exchange rate on cash	535	876	341
Net Increase (Decrease) in Cash	$739,564	$660,630	$(78,934)

Net cash used in operations

Net cash used in operating activities was $244,171 for the six month period ended June 30, 2022 versus net cash used in operating activities of $440,246 for the six month period ended June 30, 2023. The increase in cash flow used in operating activities was primarily due to overall compensation and benefits paid to three officers in the current year, compared to only overall compensation paid to two officers in the prior year, along with substantially higher expenditures for legal and accounting services for purposes of the go-public objective in the current year, that were substantially less for the same period in the prior year. There were also higher costs for conference attendance to market the Company in the current year, compared to no such costs in the same period for the prior year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the six month period ended June 30, 2022 versus net cash used in investment activities of $0 for the six month period ended June 30, 2023. There were no changes in cash flow used in investment activities between the two periods.

Net cash provided by financing activities

Net cash provided by financing activities for the six month period ended June 30, 2022 of $983,200, which included an aggregate of $1,175,001 of proceeds for the sale of an aggregate of 5,875,005 shares of common stock, versus net cash provided by financing activities for the six month period ended June 30, 2023 of $1,100,000, which included an aggregate of $1,100,000 of proceeds for the sale of an aggregate of 4,285,716 shares of common stock.

Going Concern

Based upon our working capital balance of $1,303,863, but offset by an accumulated deficit of $(31,818,904), as of June 30, 2023, plus our use of $197,026 of cash in operating activities during the three month period ended June 30, 2023, and $440,247 of cash in operating activities during the six month period ended June 30, 2023 and our estimated need for $160 million in order to complete our long-term plan of operations, we will require additional equity and/or debt financing to achieve these objectives beyond the next 12 months. These conditions and the potential that we’ve underestimated our cash requirements raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 and we continue to include the same footnote in our unaudited consolidated financial statements for the periods ended June 30, 2023 and 2022.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the borrowings from related and third parties, we do not have any credit agreement or source of liquidity immediately available to us.

Since inception our operations have primarily been funded through proceeds from existing shareholders in exchange for equity. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) exploration and development. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors.

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

Capitalized interest. For the three month periods ended June 30, 2022 and June 30, 2023 we capitalized interest expense of $-0- and $-0-, respectively, and for the six month periods ended June 30, 2022 and June 30, 2023 we capitalized $-0- and $-0-, respectively. If applicable, we amortize capitalized interest over the estimated useful lives of the assets.

Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study or definitive feasibility study to validate the expected profitability of constructing a plan to extract the target minerals and process them into saleable concentrates. During the six month periods ended June 30, 2023 and June 30, 2022, we recorded no impairments.

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

The carrying amounts for the AROs for the three month periods ended June 30, 2023 and June 30, 2022 are $-0- and $-0-, respectively, and for the six month periods ended June 30, 2023 and June 30, 2022 are $-0- and $-0-, respectively. If applicable, these amounts are included in "Other long-term liabilities" on the consolidated balance sheets.

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

Stock-based compensation. Stock-based compensation expense for the fifteen months ended June 30, 2023 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

As of December 31, 2021, there were no shares of C3 common stock issued under any C3 Equity Incentive Plan. The Company has reserved a total of 5,850,000 shares of common stock for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), which was adopted in April of 2022, and a total of 1,963,746 shares of common stock for issuance under the 2023 Equity Incentive Plan (the “2023 Plan”), which was adopted in June of 2023. As of June 30, 2022, there were 5,105,004 shares of C3 common stock issued under the C3 2022 Plan. As of June 30, 2023, there were 5,705,004 shares issued under the C3 2022 Plan, of which 93,750 of those shares had been forfeited, resulting in a net of 5,611,254 shares outstanding and there were no shares issued under the C3 2023 Plan.

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

Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement gains and losses of $-0- million, ($-0-) million for the three month periods ended June 30, 2023 and June 30, 2022, respectively, and $-0- million, ($-0-) million for the six month periods ended June 30, 2023 and June 30, 2022, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has determined that a material weakness exists due to a lack of segregation of duties.

Remediation of Material Weakness

We are in the process of implementing improvements and remedial measures in response to the material weakness. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its reports required to be filed with the SEC pursuant to the Exchange Act.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the three month period ended June 30, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On April 12, 2023, the Company sold 4,285,716 shares of its Common Stock to 15 accredited investors at a price of $0.2567 per share for total aggregate proceeds of $1,100,000.44.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.1†	Chilean Cobalt Corp. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 6, 2023).

10.2†	Stock Option (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 6, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

*	Filed herewith.
†	Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: August 14, 2023	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (Principal Financial and Accounting Officer)

