Form 10-Q
period 2023-09-30
Chilean Cobalt Corp.
filed 2023-11-09
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

There were 43,285,716 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 8, 2023.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$981,257	$630,803
Prepaid expenses	87,431	20,510
Total current assets	1,068,688	651,313
Property and equipment, net	15,441	25,857
Total assets	$1,084,129	$677,170

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,197	$9,813
Accrued service expenses	5,237	13,083
Total current liabilities	28,434	22,896
Total liabilities	28,434	22,896

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,285,716 and 39,000,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,329	3,900
Additional paid-in capital	32,997,298	31,597,839
Accumulated other comprehensive income	256,260	260,031
Accumulated deficit	(32,202,192)	(31,207,496)
Total stockholders' equity	1,055,695	654,274
Total liabilities and stockholders' equity	$1,084,129	$677,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$–	$–	$–	$–
Cost of mineral exploration	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
Cost of mineral exploration	56,574	–	56,574	–
General and administrative	336,591	326,316	951,214	742,204
Depreciation	1,666	3,052	8,252	9,458
Foreign currency transaction (gain) loss	(405)	–	(56)	–
Total operating expenses	394,426	329,368	1,015,984	751,662
Loss from operations	(394,426)	(329,368)	(1,015,984)	(751,662)
Interest income	11,139	231	21,288	633
Loss before income taxes	(383,287)	(329,137)	(994,696)	(751,029)
Net loss	$(383,287)	$(329,137)	$(994,696)	$(751,029)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	43,285,716	39,000,000	40,894,239	38,149,227

Comprehensive loss:
Net loss	$(383,287)	$(329,137)	$(994,696)	$(751,029)
Foreign currency translation adjustments	(2,815)	(493)	(3,771)	(2,661)
Comprehensive loss	$(386,102)	$(329,630)	$(998,467)	$(753,690)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2021	–	$–	33,125,001	$3,313	$30,088,848	$262,284	$(30,175,201)	$179,244
Issuance of Common Stock in a private placement	–	–	4,759,794	476	951,484	–	–	951,960
Foreign currency translation	–	–	–	–	–	521	–	521
Net loss	–	–	–	–	–	–	(147,962)	(147,962)
Balances at March 31, 2022	–	$–	37,884,795	$3,789	$31,040,332	$262,805	$(30,323,163)	$983,763
Issuance of Common Stock in a private placement	–	–	1,115,205	111	222,930	–	–	223,041
Foreign currency translation	–	–	–	–	–	(2,689)	–	(2,689)
Stock based compensation	–	–	–	–	151,908	–	–	151,908
Net loss	–	–	–	–	–	–	(273,930)	(273,930)
Balances at June 30, 2022	–	$–	39,000,000	$3,900	$31,415,170	$260,116	$(30,597,093)	$1,082,093
Foreign currency translation	–	–	–	–	–	(493)	–	(493)
Stock based compensation	–	–	–	–	92,520	–	–	92,520
Net loss	–	–	–	–	–	–	(329,137)	(329,137)
Balances at September 30, 2022	–	$–	39,000,000	$3,900	$31,507,690	$259,623	$(30,926,230)	$844,983

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Foreign currency translation	–	–	–	–	–	269	–	269
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,687)	(335,687)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,300	$(31,543,183)	$409,005
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(1,225)	–	(1,225)
Stock based compensation	–	–	–	–	89,468	–	–	89,468
Net loss	–	–	–	–	–	–	(275,722)	(275,722)
Balances at June 30, 2023	–	$–	43,285,716	$4,329	$32,877,027	$259,075	$(31,818,905)	$1,321,526
Foreign currency translation	–	–	–	–	–	(2,815)	–	(2,815)
Stock based compensation	–	–	–	–	120,271	–	–	120,271
Net loss	–	–	–	–	–	–	(383,287)	(383,287)
Balances at September 30, 2023	–	$–	43,285,716	$4,329	$32,997,298	$256,260	$(32,202,192)	$1,055,695

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine-Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(994,696)	$(751,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,252	9,458
Stock based compensation	299,888	244,428
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(67,468)	4,634
Accounts payable and accrued liabilities	5,515	21,904
Net cash used in operating activities	(748,509)	(470,605)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,100,000	1,175,001
Repayment of investor advances	–	(163,075)
Repayment of related party notes	–	(30,430)
Net cash provided by financing activities	1,100,000	981,496

Effect of foreign exchange rate on cash	(1,037)	469
Net increase in cash	350,454	511,360
Cash at beginning of period	630,803	322,427
Cash at end of period	$981,257	$833,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a primary cobalt, secondary copper, junior mining and exploration company restarting mining exploration in northern Chile after a period of reduced operations due to the worldwide economic impact of Covid-19. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 2,635 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of September 30, 2023, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the three and nine-month periods September 30, 2023, the Company reported a net loss of $383,287 and $994,696, respectively, and had an accumulated deficit of $32,202,192.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $981,257 as of September 30, 2023, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

3.	Summary of Significant Accounting Policies Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary Baltum Minería SpA. All material intercompany transactions have been eliminated in consolidation.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to, the applicability of accrued expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Actual results could differ from the Company’s estimates and those differences may be material.

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. As of September 30, 2023, and December 31, 2022, the Company’s cash balances were $981,257 and $630,803, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of September 30, 2023, and December 31, 2022, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

Property and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Capitalized costs may include computers, vehicles, furniture and fixtures, machinery, and equipment, and are depreciated using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives or the useful life of the individual assets. Useful lives range from 3 to 10 years.

Costs are capitalized when it has been determined an ore body can be economically developed. The development stage begins at new projects when our management and/or board of directors make the decision to bring a mine into commercial production and ends when the production state, or extraction of reserves, begins. The production stage of a mine commences when salable materials, beyond a de minimis amount, are produced.

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production and are expensed due to a lack of evidence of economic development, which is necessary to demonstrate the future recoverability of these expenses. Costs for exploration, evaluation, and pre-development, including drilling costs related to those activities (discussed further below), and repairs and maintenance on capitalized property and equipment are charged to operations as incurred.

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

Drilling and related costs at our properties as of and for the nine-month periods ended September 30, 2023, and September 30, 2022, respectively, and the three-month periods ended September 30, 2023, and September 30, 2022, respectively, did not meet our criteria for capitalization. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of September 30, 2023, and December 31, 2022, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the differences between the condensed consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company’s wholly owned subsidiary is subject to foreign corporate tax in foreign taxing jurisdictions.

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination by any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the nine-month period ended September 30, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2023, and December 31, 2022.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$56,759	$63,559
Machinery and equipment	29,583	36,493
Property and equipment, gross	86,342	100,052
Accumulated depreciation	(70,901)	(74,195)
Property and equipment, net	$15,441	$25,857

Depreciation expenses for the nine-month periods ended September 30, 2023, and September 30, 2022, amounted to $8,252 and $9,458, respectively, and for the three-month periods ended September 30, 2023, and September 30, 2022, amounted to $1,666 and $3,052, respectively.

5.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations do not allow for the re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of September 30, 2023, or December 31, 2022.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of September 30, 2023, and December 31, 2022, there were 43,285,716 and 39,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2023 Issuances:

During the nine-month period ended September 30, 2023, the Company issued the following shares of common stock:

•	409,092 shares were issued to investors at $0.256666667 per share to satisfy the $105,000 “Stock to be issued” liability that existed on March 31, 2023. 3,876,624 shares were issued to investors at $0.256666667 per share for total proceeds of $995,000, during the three-month period ended March 31, 2023.
•	In aggregate, 4,285,716 shares were issued to investors for total proceeds of $1,100,000.

2022 Issuances:

During the nine-month period ended September 30, 2022, the Company issued the following shares of common stock:

•	875,001 shares were issued to investors at $0.20 per share to satisfy the $175,000 “Stock to be issued” liability that existed on December 31, 2021. 3,884,793 shares were issued to investors at $0.20 per share for total proceeds of $776,960, during the three-month period ended March 31, 2022.
•	59,625 shares were issued to investors at $0.20 per share to satisfy the $11,925 “Stock to be issued” liability that existed on March 31, 2022. 1,055,580 shares were issued to investors at $0.20 per share for total proceeds of $211,116, during the three-month period ended June 30, 2022.
•	In aggregate, 5,874,999 shares were issued to investors for total proceeds of $1,175,001.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

On May 24, 2022, the Company granted stock options to purchase an aggregate of 5,025,000 shares to officers/management, advisors, and directors at an exercise price of $0.20. The options vest quarterly starting on June 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a one-and-one-half-year period and expire in 10 years from the date of the grant.

On June 1, 2022, the Company granted stock options to purchase an aggregate of 80,004 shares to an advisor at an exercise price of $0.20. The options vest quarterly in equal installments over a one-year period and expire in 10 years from the date of grant.

On July 15, 2022, the Company granted stock options to purchase an aggregate of 450,000 shares to an officer at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a three-quarter year period and expire in 10 years from the date of grant.

On July 28, 2022, the Company granted stock options to purchase an aggregate of 150,000 shares to an officer/director at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 12.5 % of the granted shares and then the remainder in equal installments over a one-and-three-quarter-year period and expire in 10 years from the date of grant.

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business. The maximum aggregate number of shares of Common Stock that may be subject to awards under the 2023 Plan is 1,963,746 shares.

On July 1, 2023, the Company granted stock options to purchase an aggregate of 750,000 shares to officers/management and directors at an exercise price of $0.26. The options vest quarterly starting on October 1, 2023, in equal installments over a two-year period and expire in 10 years from the date of grant.

On July 7, 2023, the Company granted stock options to purchase an aggregate of 300,000 shares to directors at an exercise price of $0.26. The options vest quarterly starting on October 1, 2023, for 12.5% of the granted shares and then the remainder in equal installments over a one-and-one-half-year period and expire in 10 years from the date of grant.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of September 30, 2022	As of September 30, 2023
Expected dividend yield	0.00%	0.00%
Expected stock volatility	62.97%	74.00%
Risk-free interest rate	4.034%	5.474%
Expected life of options (years)	5.00	5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.1133	$0.1269

During the three-month periods ended September 30, 2023, and September 30, 2022, the Company recorded stock-based compensation expenses of $120,271 and $92,520, respectively. As of September 25, 2023, the Company’s Board of Directors elected to accelerate the vesting of all options granted to the deceased director, Ignacio Moreno, on his date of death in consideration of the valuable services he provided the Company. The total of $120,271 includes $36,311 in stock option expenses related to the acceleration of the stock option vesting of 262,500 options for Ignacio Moreno. As of September 30, 2023, the unamortized stock option expense was $210,977. The Company’s stock options are not registered and did not have any intrinsic value as of September 30, 2023, since they are subject to restrictions upon exercise.

A summary of the changes in stock options outstanding on September 30, 2023, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	$0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2023	5,611,254	$0.20
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, June 30, 2023	5,611,254	$0.20
Issued	1,050,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, September 30, 2023	6,661,254	$0.22

The Company has the following options outstanding and exercisable at September 30, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	8.65
June 1, 2022	May 31, 2032	0.20	80,004	8.68
July 15, 2022	July 14, 2032	0.20	450,000	8.80
July 28, 2022	July 27, 2032	0.20	150,000	8.83
July 1, 2023	June 30, 2033	0.26	750,000	9.76
July 7, 2023	July 6, 2033	0.26	300,000	9.78
		0.22	6,661,254	8.84

6.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its condensed consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023, and December 31, 2022.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows. On September 30, 2023, management was not aware of any material active, pending, or threatened litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“C3”) and including its subsidiaries, the (collectively, the “Company”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on March 24, 2023.

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

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through November 9, 2023, we raised a total of $31,409,536 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $99,000 for a total of $1.19 million for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our long-term plan of operations, we estimate that approximately $160 million in funds will be required.

For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $1,032,295 and $107,858, respectively, and negative cash flow from operating activities of $673,796 and $107,822, respectively. For the three-month periods ended September 30, 2023 and September 30, 2022, we reported net losses of $383,287 and $329,137, respectively, and negative cash flow from operating activities of $308,790 and $226,333, respectively. For the nine month periods ended September 30, 2023 and September 30, 2022, we reported net losses of $994,696 and $751,029, respectively, and negative cash flow from operating activities of $748,509 and $470,605, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2022 and 2021. As noted in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $32,202,192 and recurring losses from operations as of September 30, 2023. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022 and 2021.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $1.19 million in funds will be required. The source of such funds is anticipated to arise through private placements of our securities. As of September 30, 2023, we had over $981,000 in cash. Assuming that our projections are not materially overstated, we will need to raise cash during the next 12 months to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites. The exploration and development expenses are expected to be $136,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are no monies budgeted for acquisitions over the next 12 months and if the Company does identify any possible strategic acquisition of any mining sites over the next 12 months, it will have to raise funds for this specific purpose, unless other budget areas are over-projected and allow for redeployment of those excess monies.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff and/or outside consultants to assist with operations which will increase the amount of salaries or consulting fees we pay as a part of general and administrative expenses. The general and administrative expenses are expected to be $1,054,000.

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

Results of Operations – Three-Month Period Ended September 30, 2023 Compared to the Three Month Period Ended September 30, 2022

	Three Month Period Ended
	September 30, 2022	September 30, 2023	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and foreign currency transaction (gain) loss	$329,368	$337,852	$8,484
Exploration and development expenses	0	56,574	56,574
Operating Income (Loss)	(329,368)	(394,426)	(65,058)
Interest Income	231	11,139	10,908
Provision of income taxes	0	0	0
Net loss	$(329,137)	$(383,287)	$(54,150)

Net loss for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2023, was substantially higher primarily due to the exploration expenses related to the geomagnetic drone mapping costs incurred in the period compared to no exploration costs incurred in the same period in the prior year. While general and administrative expenses were slightly increased, those costs were more than offset by the higher amount of interest income received in the period, due to the rise in interest rates compared to the same period in the prior year. As it relates to general and administrative expenses, while they were only slightly higher for the period compared to same period in the previous year, there was substantial fluctuation among expense types in achieving this slight increase. Employee compensation, employee healthcare benefits, contractor fees and stock-based compensation were up in aggregate, while professional services were down more than double the compensation increase. This was primarily due to substantially lower legal and accounting fees in the current period, offset by higher other professional services expenses in the current period compared to the same period in the prior year. In the prior year period, there was substantial legal and accounting work being performed to take the company public. Higher insurance and marketing costs in the current period compared to the same period in the prior year, balanced the overall expense increases to a nominal level, along with additional tempering by slightly higher operating costs by the subsidiary Baltum in the current period compared to the same period in the prior year, as it continues to ramp up operations from the period of reduced operations due to the worldwide economic impact of Covid-19.

Results of Operations – Nine-Month Period Ended September 30, 2023 Compared to the Nine-Month Period Ended September 30, 2022

	Nine-Month Period Ended
	September 30, 2022	September 30, 2023	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and Foreign currency transaction (gain) loss	$751,662	$959,410	$207,748
Exploration and development expenses	0	56,574	56,574
Operating Income (Loss)	(751,662)	(1,015,984)	(264,322)
Interest Income	633	21,288	20,655
Provision of income taxes	0	0	0
Net loss	$(751,029)	$(994,696)	$(243,667)

Net loss for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2023, was substantially higher, in large part due to the exploration expenses related to the geomagnetic drone mapping costs incurred in the period compared to no exploration costs incurred in the same period in the prior year. Other major contributors to the increase in net loss was the substantially larger employee compensation, employee healthcare benefits, contractor fees and stock-based compensation in the current period compared to the same period in the previous year. The remainder of the increase was primarily related to professional services expenses increases and regulatory, marketing and insurance expenses increases in the current period compared to the same period in the previous year. These drivers of higher net loss were slightly offset by higher interest income in the current period compared to the same period in the previous year.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity.  As of September 30, 2023, our Company had cash totaling $981,257, current assets totaling $1,068,688 and total assets of $1,086,351. We had total liabilities of $28,434 (all current), working capital of $1,040,254 and Stockholders’ equity of $1,057,917.

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

Sources and Uses of Cash for the Nine-Month Periods Ended September 30, 2023 and 2022

The following table summarizes our cash flows for the nine-month periods ended September 30, 2022 and 2023.

	Nine-Months Ended
	September 30, 2022	September 30, 2023	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(470,605)	$(748,509)	$(277,904)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	981,496	1,100,000	118,504
Effect of foreign exchange rate on cash	469	(1,037)	(1,506)
Net Increase (Decrease) in Cash	$511,360	$350,454	$(160,906)

Net cash used in operations

Net cash used in operating activities was $470,605 for the nine-month period ended September 30, 2022 versus net cash used in operating activities of $748,509 for the nine-month period ended September 30, 2023. The increase in cash flow used in operating activities was primarily due to the higher net loss in the current nine-month period compared to the same period in the previous year, although that was partially offset by the higher stock-based compensation comparatively. In addition, the change in prepaid assets was substantially higher in the current nine-month period, due to a large D&O policy being prepaid, compared to the same period in the previous year, where it was paid month-to-month. Also, the change in accounts payable and accrued liabilities was up nominally in the current nine-month period compared to the same period in the previous year. All of these effects aggregated to substantially higher use of cash for operating activities in the current nine-month period compared to the same period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the nine-month period ended September 30, 2022 versus net cash used in investment activities of $0 for the nine-month period ended September 30, 2023. There were no changes in cash flow used in investment activities between the two periods.

Net cash provided by financing activities

Net cash provided by financing activities for the nine-month period ended September 30, 2022 of $981,496, which included an aggregate of $1,175,001 of proceeds for the sale of an aggregate of 5,874,999 shares of common stock, versus net cash provided by financing activities for the nine-month period ended September 30, 2023 of $1,100,000, which included an aggregate of $1,100,000 of proceeds for the sale of an aggregate of 4,285,716 shares of common stock.

Going Concern

Based upon our working capital balance of $1,040,254, but offset by an accumulated deficit of $(32,202,192), as of September 30, 2023, plus our use of $308,790 of cash in operating activities during the three-month period ended September 30, 2023, and $748,509 of cash in operating activities during the nine-month period ended September 30, 2023, coupled with our estimated need for $1.19 million in order to complete our 12 month operating plan and $160 million in order to complete our long-term plan of operations, we will require additional equity and/or debt financing to achieve these objectives beyond the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited condensed consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 and we continue to include the same footnote in our unaudited condensed consolidated financial statements for the periods ended September 30, 2023 and 2022.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations and possible acquisitions until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the borrowings from related and third parties, we do not have any credit agreement or source of liquidity immediately available to us.

Since inception our operations have primarily been funded through proceeds from existing shareholders in exchange for equity. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations and (b) continue our exploration and development activities and pursue possible strategic acquisition opportunities. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development and acquisition opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors.

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

Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Climate Change

The potential physical impacts of climate change on our operations are highly uncertain and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our operations, including cobalt extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate water use reduction initiatives, more reliance on renewable energy sources and more water re-use and recycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the most significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

We believe that the assumptions and estimates associated with our mining concession capitalization and stock-based compensation and the valuation of stock option grants have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principal Accounting Policies and Related Financial Information

Basis of presentation and principles of consolidation. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of C3 and its majority-owned subsidiaries. The condensed consolidated financial statements reflect the financial position, results of operations and cash flows of C3 in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Earnings per share. The weighted average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share.

Estimates and assumptions. In preparing the condensed consolidated financial statements in conformity with U.S. GAAP we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our condensed consolidated financial position, results of operations or cash flows.

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

Asset type	Useful Life
Land	–
Land improvements	20 years
Buildings	20-40 years
Machinery and Equipment	3-10 years
Software	3-10 years

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

Capitalized interest. For the three-month periods ended September 30, 2022 and September 30, 2023, we capitalized interest expense of $-0- and $-0-, respectively, and for the nine-month periods ended September 30, 2022 and September 30, 2023, we capitalized interest expense of $-0- and $-0-, respectively. If applicable, we amortize capitalized interest over the estimated useful lives of the assets.

Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study or definitive feasibility study to validate the expected profitability of constructing a plan to extract the target minerals and process them into saleable concentrates. During the nine-month periods ended September 30, 2023 and September 30, 2022, we recorded no impairments.

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

The carrying amounts for the AROs for the three-month periods ended September 30, 2023 and September 30, 2022 are $-0- and $-0-, respectively, and for the nine-month periods ended September 30, 2023 and September 30, 2022 are $-0- and $-0-, respectively. If applicable, these amounts are included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Leases. The Company determines if an arrangement is a lease at the inception of the contract. If applicable, our operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Income and other taxes. We provide current income taxes on income reported for condensed consolidated financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.

Stock-based compensation. Stock-based compensation expense for the fifteen months ended September 30, 2023 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

As of December 31, 2021, there were no shares of C3 common stock issued under any C3 Equity Incentive Plan. The Company has reserved a total of 5,850,000 shares of common stock for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), which was adopted in April of 2022, and a total of 1,963,746 shares of common stock for issuance under the 2023 Equity Incentive Plan (the “2023 Plan”), which was adopted in June of 2023. As of September 30, 2022, there were 5,705,004 shares of C3 common stock issued under the 2022 Plan. As of September 30, 2023, there were 5,705,004 shares issued under the 2022 Plan, of which 93,750 of those shares had been forfeited, resulting in a net of 5,611,254 shares outstanding under that plan year, and there were 1,050,000 shares issued under the 2023 Plan.

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

Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the condensed consolidated balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ condensed consolidated statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our condensed consolidated statements of operations. We recorded transaction and remeasurement gains and losses of $-0- million, ($-0-) million for the three-month periods ended September 30, 2023 and September 30, 2022, respectively, and $-0- million, ($-0-) million for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has determined that a material weakness exists due to a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information represents securities sold by us during the three-month period ended September 30, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

None.

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

CHILEAN COBALT CORP.

Dated: November 9, 2023	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (Principal Financial and Accounting Officer)

