Form 10-K
period 2023-12-31
Chilean Cobalt Corp.
filed 2024-04-01
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there were 28,012,830 shares of common stock, $0.0001 value per share, outstanding that were held by non-affiliates. The Registrant’s common stock has not traded on the OTC Markets or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 1, 2024.

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

PART I

ITEM 1. BUSINESS

Our Company

Chilean Cobalt Corp. (“C3,” the “Company,” “we,” “our,” “ours” or “us”) is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on the La Cobaltera cobalt-copper project, located in the San Juan District in northern Chile, one of the world’s few known primary cobalt districts. C3 has a deliberate focus on building a dynamic and sustainable business with an emphasis on applying leading environmental stewardship, social engagement, and corporate governance practices to its strategy. La Cobaltera is a district-scale opportunity across C3’s 2,635 hectares of 100% owned and unencumbered mining property situated in the San Juan District in northern Chile (Atacama Region III), a historic mining district with numerous past-producing mines and excellent infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide and sulphide resources with evidence of gold at depth across several known exploration and development targets district-wide. In this Annual Report on Form 10-K, unless the context indicates otherwise, “C3,” the “Company,” “we,” “our,” “ours” or “us” refer to Chilean Cobalt Corp., a Nevada corporation, and its sole subsidiary, Baltum Mineria SpA.

Given the transformational shift from internal combustion engines to electric vehicles (EVs), there has been an increase in demand for cobalt, a critical battery cathode material in lithium-ion batteries that EVs use, along with copper as well. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) owns rights to 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through April 1, 2024, we raised a total of $30,309,535 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $108,000 for a total of $1,296,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our plan of operations, we estimate that approximately $325 million in funds will be required.

Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2023 and 2022. As noted in our financial statements, we had an accumulated stockholders’ deficit of approximately $32,500,238 and recurring losses from operations as of December 31, 2023. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.”

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

Electric Vehicle (“EV”) market penetration is expected to be the major driver of growth for battery materials. With 3.7 million units sold globally in 3Q 2023, electric vehicles made up 18% of total passenger vehicle sales in the world. BloombergNEF (BNEF) expects global EV sales to reach 14 million in 2023 and 16.7 million in 2024.

EVs by the numbers, data by BNEF:

•	The passenger EV market in China grew 27% year-on-year in 3Q 2023, exceeding 2.2 million EVs sold. EV sales in the country are set to total 8.1 million in 2023. Still, a slowdown is approaching in 2024, with BNEF expecting EV sales in China to be just 18% higher than in 2023 – at 9.7 million EVs sold – caused by a weaker regulatory push, market saturation, and a tougher economic situation in the country.

•	EV sales in Europe in 3Q 2023 grew 31%, to just under 800,000 units. Europe is still on track to meet BNEF’s forecast of 3.3 million units sold in 2023, but weaker pressure from fuel-economy targets, and subsidy changes in markets like France and Germany will keep the growth in the region muted in 2024, with sales expected to reach 3.6 million.

•	EV sales in North America rose 54% in 3Q 2023. BNEF now expects North American passenger EV sales to total 1.6 million in 2023, with 1.4 million of those located in the US – up 47% compared to 2022. In 2024, we expect the market to be up 32%, to a total of 1.9 million units in the US and 230,000 in Canada. The US result will be supported by the EV tax credit being available at the point of sale from 2024. Yet, for the total to be reached, we believe that the Big Three automakers – GM, Ford, and Stellantis – need to step up their efforts.

Battery sales are growing exponentially, the classic S-curve characterizes the growth of disruptive new technologies. For thirty years, sales have been doubling every two to three years, enjoying a 33 percent average growth rate. In the past decade, as electric vehicles have taken off, it has been closer to 40 percent.

Chart and data by RMI:

Global battery sales by sector, GWh/y

Commercial EVs
Passenger EVs
Automotive (all)
Consumer electronics
E-buses
Two/three-wheelers
Stationary storage
Other
33%
per year
1,100
1,000
900
800
700
600
500
400
300
200
100
0
1992
1994
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
*

Source: Ziegler and Trancik (2021), Placke et al. (2017) for 1991-2014; *BNEF Long-Term Electric Vehicle Outlook* (2023) for 2015-2022 and the latest outlook for 2023 (*) from the BNEF Lithium-Ion Battery Price Survey (2023).

Additionally, RMI points out that over the past years, many battery forecasts (IEA) have effectively projected linear growth. As the graphic below illustrates, actual sales have exceeded such forecasts and as a result, analysts keep revising their projections upward. We believe that the caution of such linear thinking may, on the surface, seem reasonable, but in reality, it leads to overly conservative conclusions that are not supported by historical evidence.

Automotive lithium-ion battery demand, IEA forecast vs. actuals, GWh/y

The forecasts
IEA 2023
IEA 2022
IEA 2021
IEA 2020
IEA 2019
IEA 2018
The S-curve trend
The actuals
3,200
3,000
2,800
2,600
2,400
2,200
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030

Source: IEA *Global EV Outlook* (2018-2023) current policy scenarios and actuals; BNEF *Long-Term Electric Vehicle Outlook* (2023) for 2023 estimate.

In the chart below, BNEF also believes we are at or near an inflection point in the overall passenger vehicle fleet, where the internal combustion engine (“ICE”) numbers have peaked and will only begin to steadily decline over time as sales of alternative drivetrain light-duty vehicles take an increasingly larger cut of the future annual sales volume and annual fleet retirements reduce the volume of older, obsolete and damaged vehicles, which are predominantly ICE-based.

The International Energy Agency (“IEA”) has projected unit volumes of EVs produced by year under discreet scenarios for various types of vehicles. These projections go beyond the passenger vehicle projections, as depicted in the following chart.

The IEA projects a 200 million EV fleet by 2030, under its most conservative and not necessarily global climate goals achieving scenario and this excludes the 2-wheel and 3-wheel segments. Passenger light-duty EV sales dominate this estimate over 85% of the overall volume. These EV sales require a corresponding volume of battery or fuel cell production to accommodate EV production. If governments and other stakeholders were to incentivize meeting the net zero emissions by 2050 targets, the overall EV fleet would be projected to increase by about 75% to more than a 350 million EV fleet. IEA in the chart that follows later in the Industry Demand section of this Annual Report on Form 10-K on page 13, indicated that there is a 15% reduction in cobalt demand equivalent to approximately 35 kilo-tonnes per year between their 2030 base versus constrained methodologies, where the constraint imposed is prolonged and higher pricing pressure from cathode commodities coupled with strong reaction from automakers to those pricing signals. From this, one can deduce a projection over 233 kilo-tonnes per year base-case and 198 kilo-tonnes per year constrained for cobalt demand. To put that in perspective, Statista indicates that there were 170,000 kilo-tonnes of cobalt produced in 2021. Therefore, as it pertains to light-duty vehicles only, albeit the behemoth in the EV sector, by 2030, it is projected that at least 16% or more in cobalt production will be needed than at present demand levels. Add to that uses of cobalt for battery applications outside of light-duty vehicles and materials and other technology applications outside the EV spectrum, there will be a need for expansion of cobalt sourcing to meet demand. Given environmental and global climate considerations, we believe that there will be an even bigger demand for responsibly sourced cobalt, given that over 70% of current production comes from the Democratic Republic of Congo (“DRC”), as discussed later in the Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC section of this Annual Report on Form 10-K on page 10. Demand for copper is expected to increase as well, albeit not quite to the extent of Cobalt, given that copper sources are not nearly as constrained.

Government policies around the world have been accommodating and supportive of EV adoption. The U.S., for example, signed into law the Inflation Reduction Act in 2022, which has environmental provisions targeted at providing credits toward the purchase of EVs meeting certain favorable trade criteria. While there is concern over the ability for companies to meet the favorable trade criteria and for end-consumers to qualify for the credits, we believe that it is an indication of the commitment to incentivizing the transition process at the highest levels of government. In addition to penetration targets, other countries have proposed banning sales of internal combustion engine (“ICE”) vehicles by various deadlines, with 2030 being a common goal year for such policies.

Although the growth of EVs has given market fundamentals strength in the near term, energy storage provides a whole new source of growing battery material demand over the longer term. Renewable Grid Storage is a collection of methods used to store electrical energy on a large scale within an electric power grid. Electrical energy is stored during times when production, particularly from select alternative sources like wind, tidal, and solar, exceeds consumption and is activated when electricity production falls below consumption. In an electrical power grid without battery energy storage, energy sources that rely on fossil fuels must be scaled up and down to match the rise and fall of energy production from intermittent energy sources. As in EVs, batteries in a grid storage system can store excess energy, mitigating peak-power demand pricing, and decoupling intermittent power generation from demand. The capital cost of a utility-scale lithium-ion battery storage system is expected to decrease another 27 – 57% by 2030 per the National Renewable Energy Laboratory (“NREL”). NREL projects that cost decreases could range from 0 – 38% additional between 2030 and 2050. Moreover, BNEF forecasts call for Renewable Grid Storage to grow at a 30% CAGR through 2030, while Brandessence Market Research projected a 27.68% CAGR in taking the Battery Storage Market to nearly 50 billion by 2028.

Our Planned Products

We are a primary cobalt and secondary copper resource exploration and development company with operations in northern Chile. Chile is the leading copper-producing country in the world.

Our Strengths

Experienced, Proven Management Team

The C3’s management team and partner network have extensive industry, process, and financial expertise and a proven track record of analyzing, negotiating, structuring, financing, and progressing project development within the junior mining and exploration space.

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

Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC

C3’s management believes that C3 holds a potentially world-class, scarce mining project with a robust demand profile. Only one primary cobalt mine operates globally (Bou Azzer mine in Morocco). Morocco is not even in the top 10 list for cobalt production by country. In 2022, 73.3% (a rounded 145 kilotonnes) of global cobalt supply was sourced from the Democratic Republic of the Congo (“DRC”) per Cobalt Institute and Benchmark Mineral Intelligence aggregated statistics, presented by Visual Capitalist. The USGS has estimated DRC production at 73.9% of worldwide supply in 2023. It is believed that as much as one-fifth of the cobalt mined in the DRC comes from small-scale artisanal mines, many of which rely on child labor. In 2022, Indonesia was second in production with almost 9,500 tonnnes (4.8%), but it should be noted that this was a surge from the 2,700 tonnes mined the year prior and moved Indonesia past both Australia and the Philipines in 2022. It is believed the production in Indonesia could increase ten-fold by 2030, but more concerning, the process used to extract cobalt is through high pressure acid leaching (“HPAL”), which has negative environmental repercussions for the island nation and its neighbors. The USGS has estimated Indonesia production at 7.4% of worldwide supply in 2023, validating growth expectations over the next 7+ years. Security and reliability of supply is critically important for EV battery and car manufacturers, and supply risk is high due to the cobalt supply concentration within one major source. Historical mine operations and production data associated with the San Juan District in Chile lowers the risk that would be associated with a greenfield project and likely increases the speed of execution. The resource has the potential to be a Tier-1 asset, and the unique characteristics of the spatial layout of the resource allow for effective use of multiple mining techniques and processing technologies.

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

Management Experience

Our management team, including management advisory consultants, has extensive experience in financial asset management, energy materials and deal structuring. Specifically, we have significant experience in energy materials, from resource exploration and development through commercialization and closure.

Duncan T. Blount, Board Chairperson and Chief Executive Officer of C3, is responsible for Company leadership and all strategic aspects of the business. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining C3, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. and was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. and Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-Executive Director for Decklar Resources, Inc. and, Ponce de Leon Mining LLC. He also serves on the Advisory Board of Ocean Minerals LLC and on the Index Committee of the EQM Lithium & Battery Technology Index (BATTIDX). In addition, he previously served on the boards for Kuscan Minerals SA and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

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

Jim Van Horn, Chief Financial Officer of C3, is responsible for all financial aspects of the business. Prior positions include Interim Chief Financial Officer and Chief Compliance Officer - Sigma for Mercer Global Advisors and Chief Financial Officer and Chief Compliance Officer for Sigma Investment Management Company. Jim received a post-baccalaureate in Accounting from Portland State University in Portland, Oregon and graduated with a B.S. in Chemical Engineering from Oregon State University in Corvallis, Oregon. Jim has maintained his Certified Public Accounting license with the State Board of Accountancy for the State of Oregon since May 1999.

Our Industry

Electric Vehicles

Spurred by the necessity to aggressively reduce carbon dioxide emissions to preserve the environment and reverse negative effects that have occurred to date, we believe that the shift from a global economy mobilized by fossil fuels to one powered by electricity is underway. Further, we believe that this transition is no less than revolutionary in terms of the ongoing effects it will have on global civilization. Like the industrial revolution and the rise of the internet in the 1990’s, our view is that this is the next major transformative event to shape global economics and everyday human life. Consumer electronics was the first major industry to experience the trend toward electrification. Being in the early stages of the shift from internal combustion engines (“ICE”) to electric vehicles (“EV”), EVs are the segment that is currently receiving the most attention and exponential growth is expected in the near term. Energy grid storage will also become part of the trend to enable scaling of renewable energy like solar and wind. The world is increasingly going electric and green. This will require large-scale expansion in energy storage capacity. We believe that the best available technology for doing this now and for the foreseeable future is the lithium-ion battery (“LIB”), especially when weight and size are major considerations. This is why LIB technology is the energy storage of choice when it comes to e-mobility. Next-generation EV battery technology is still going to be LIB based, with innovation likely centering on the anode and electrolyte solution. The cathode has seen most of the innovation to date.

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

Cobalt applications can be divided into two primary categories: chemical and metallurgical. Based on research by the Benchmark Minerals Institute on behalf of the Cobalt Institute for 2022, the batteries market, including consumer batteries (“portables”, such as smartphones, tablets, other electronic devices) and EVs, accounts for 70% of overall cobalt demand, including 86% of overall cobalt demand growth between 2021 and 2022 and maintaining a 33% year-over-year Compound Annual Growth Rate. Metallurgical cobalt is the second largest cobalt consuming market at approximately 14% of overall cobalt demand. This is used primarily to produce superalloys consisting of cobalt combined with other metals such as nickel and/or iron. These alloys are surface stable and resistant to heat, corrosion and oxidation, which makes them valuable to and widely used by the aerospace, electricity generation, aircraft, medical, automotive, and military-related industries. Other applications for metallurgical cobalt include hard metals and diamond tools, catalysts in oil and gas refinement, and pigments.

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

In the chart that follows in the Industry Demand section from the International Energy Agency (“IEA”), it can be seen that by 2030, cobalt-containing chemistries are expected to have somewhere in the range of 28% (constrained case) to 59% (base case) of the overall light-duty vehicle battery chemistry demand, while non-cobalt-containing substitutes, such as lithium iron phosphate (“LFP”) are expected to hold the balance of the market. The constrained case is where a prolonged period of higher battery metal prices pushes automakers toward alternatives.

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

Industry Demand

The growth forecasted in the EV market has resulted in a significant increase in current and expected future demand for battery-grade cobalt compounds. AllianceBernstein (“AB”) as presented in The Economist projected EV battery capacity to increase from approximately 460 Gwh in 2022 to around 2.7TWh in 2030. Growth in battery capacity necessarily leads to growth in the constituent parts used in constructing EV batteries. This AB projection seems to coincide with the IEA projection through 2030 of approximately 3 TWh per year for batteries, but recall that RMI demonstrated how those tended to be linear and overly conservative projections that required adjustment annually to keep them to the more exponential (s-curve) projections that appear when analyzing the patterns after-the-fact.

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

In 2022 EV applications were the largest end-use sector for cobalt as depicted in the following chart compiled by Benchmark Mineral Intelligence and released by the Cobalt Institute. The previous year, 2021, was the first year ever that EV applications were the predominant end-use sector and expectations are that this sector will only continue to grow its lead compared to other end-use applications in the coming years.

In forecasts prepared in late 2020, BMI projected cobalt demand for battery applications to increase from 66,000 tonnes in 2020 to just over 1.1 million tonnes in 2040. Adding in the cobalt demand forecast for non-battery applications, total cobalt demand is expected to reach 1.2 million tonnes in 2040 from a current level of ~159,000 tonnes, for a predicted CAGR of 11.9%. These exponential increases seem reasonable when we take the projected non-constrained cobalt-containing cathode configuration percentage in 2030 of approximately 60%, use IEA derived material content charts for a mostly NMC-HighNi configuration of around 0.125kg/kWh and run that scenario against a 3tWh / year forecast light-duty EV, which would yield something in the neighborhood of 225 million tonnes of cobalt required. The projection across all EV types would be north of that. Therefore, taking the leap from the calculated 2030 light-duty EV demand to the overall battery market (including heavy-duty and portables usage) 1.1 million tonnes of cobalt demand projected by BMI for 2040 doesn’t seem to be much of a stretch.

Additionally, IEA forecasts that by 2030, demand for the NMC-High Nickel type of batteries, which includes the NMC811 cathode chemistry, will range from approximately 13% (constrained) to 27% (base) across all battery chemistries, as depicted in the following chart. As indicated in the BMI chart in the Cobalt in Lithium-ion Batteries section, while cobalt usage is expected to decrease through 2026, the annual demand is expected to increase substantially through that same period. Therefore, even using relatively conservative assumptions for cobalt-containing battery chemistries, this illustrates that the rapid growth of EV market penetration is likely to still create a substantial increase in cobalt demand in the EV space and overall. This expectation aligns well with the earlier projections that have total annual cobalt demand close to or more than doubling by 2030, depending on the scenario and underlying assumptions. These estimates are roughly in line with a 2022 BNEF projection for a 1.5X increase in demand for cobalt from lithium-ion batteries for 2030 compared to 2021.

Industry Supply

Cobalt is a fairly rare metal, comprising only 0.001% of the earth’s crust, though widely dispersed and commonly found and obtained in association with other mining activities. More commonly, cobalt is found in ores of iron, nickel, copper, silver, manganese, zinc, and arsenic. Cobalt is usually mined as a by-product of either nickel, copper, or other more abundant metals. Most cobalt production is ultimately dependent on the production of copper and nickel, and the mined ore often contains only 0.1% - 0.5% elemental cobalt. Global cobalt reserves are estimated by the United States Geological Survey as of January 2024 to be about 11.0 million tonnes with over 54.5% of these reserves located in the DRC. As a comparison, the US reserves were listed at only 69,000 tonnes or 0.6% of the overall world estimated reserves.

Per USGS estimates, mined cobalt production for 2022 was 197,000 tonnes and mined cobalt production for 2023 was estimated at roughly 230,000 tonnes. As stated earlier in the “Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC” section, relative to 2022 figures approximately 73.3% of the current supply comes from the DRC. The next largest mining producer of cobalt is Indonesia, with around a 4.8% market share, but growing as it continues to ramp up production using HPAL processes.

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

By observing any trailing 5-year historical charts, it is evident that Cobalt pricing suffered from the second half of 2018 through early 2019. This was primarily due to negative sentiment and increased short-term supply. The price remained fairly flat from its low in early 2019 until around mid-2020, where squeezed supply from the Covid-19 pandemic along with increasing demand, due to the EV transition needs caused prices to start climbing toward their peak around $82,000USD per tonne in early-March 2022 through mid-May 2022. Prices receded to a more balanced supply-demand state around $50,000USD per tonne from mid-July 2022 to the end of 2022, however, more surpluses coming into 2023 caused the prices to drop again from the start of 2023 through end of year and to present, where it is now attempting to find a new stable footing at anywhere from $28,000USD per tonne to $34,000USD per tonne.

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

The condition of the mining concession areas within the La Cobaltera Project is generally in their natural state, as little to no exploration has yet to be conducted onsite. What has been completed is GeoMagDrone imaging of magnetic field variances (including Total Magnetic Intensity, Magnetic Intensity Reduction to Pole and Magnetic Analytical Signal) in areas that include COBALTERA 3, COBALTERA 4, COBALTERA 5, COBALTERA 6, COBALTERA 7, COBALTERA 8, COBALTERA 9, COBALTERA 10, COBALTERA 11, COBALTERA 12, COBALTERA 13A, COBALTERA 13B, COBALTERA 13C, COBALTERA 13D, COBALTERA 13E, COBALTERA 13F, COBALTERA 14, MANUEL TRES and MANUEL 4 in their entirety and a portion of SAN RAMON (North and East sides, comprising approximately 45 – 48% by area). To reiterate, at present this is an exploration-stage material property as are each of the areas outlined previously.

The Company exploration program is focused on the continuance of widespread use of any and all non-destructive means of exploration, such as GeoMagDrone, GeoPhysics, Drone surveys, Robotic fieldwork and other non-invasive or less-invasive methods that we can devise or that become available to us through technological advances. Once this preliminary data is obtained, our geologists will use the data to determine the best target sites for core sample drilling in order to maximize the coverage for higher probability areas and achieving overall minimization of the use of drilling while scoping for resources and/or reserves that could lead toward development and production. There are no large-scale commercial mines in the area and the proposed program is exploratory in nature. Furthermore, there is limited equipment, facilities, mine infrastructure and underground development on this overall material property, the majority of which took place over 100 years ago and is no longer in good working condition. The carrying book value of the La Cobaltera Property for accounting purposes is $0. As none of the areas described have been previously developed, there is no history of previous operations on the material property. There are no significant encumbrances to the material property, as exploitation-level mining concessions in Chile have an indefinite life, as long as the annual patent fees are paid each year, as discussed previously. To do any core sample drilling or more invasive development beyond that would require submittal of an Environmental Assessment and Plan of Work for approval. There is no permitting required to perform the type of non-invasive exploration that is outlined earlier in the paragraph with regard to the exploration program.

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

Corporate History

On December 4, 2017, Chilean Cobalt Corp. (“C3”) was incorporated in the state of Nevada.

On January 3, 2018, C3 formed a direct, wholly-owned Chilean operating subsidiary, named Baltum Mineria SpA (“Baltum”).

Founder Shares

On December 4, 2017, in connection with the incorporation of C3 on December 4, 2017, C3 issued 11,666,667 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $0.0001 per share (for an aggregate of $1,166.67 of proceeds) to Genlith, Inc. in a private placement under Rule 506(b) of Regulation D of the Securities Act.

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

Private Placement in 2019– Common Stock

During the period from March 2019 through June 2019, C3 issued 2,900,000 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of C3 with four separate shareholders of C3.

During September 2019, C3 issued 3,383,625 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $1.45 per share.

Anti-dilution Shares Issued

This issuance was made to the thirteen shareholders who acquired shares in September 2019 at $1.45 per share signing agreements to waive their anti-dilution rights. These thirteen shareholders received an additional 4.8 shares to each of their shares giving them an effective 5.8 shares for every share, totaling 21,206,892 shares issued (pre-reverse split and pre-forward split). Only par was paid, which was paid by Genlith, Inc. on behalf of all shareholders, for accounting purposes, this created a non-cash loss on the independently valued price of $0.09 per share on July 24, 2020 compared to par paid – a $1,906,500 non-cash loss. This issuance was made in reliance on Rule 506(b) of Regulation D of the Securities Act.

1-for-13.430605 Reverse Stock Split

Our board of directors and shareholders approved on July 23, 2020 and July 24, 2020, respectively, a 1-for-13.430605 reverse split of our common stock, which was effected on August 10, 2020. The reverse split combined each 13.430605 shares of our outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded to the nearest whole share. All references to common stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Annual Report on Form 10-K to reflect the reverse split of our common stock as if it had occurred at the beginning of the earliest period presented, unless specifically indicated otherwise. As a result of the reverse stock split, the number of shares of common stock issued and outstanding decreased from 40,291,669 shares as of August 10, 2020, to approximately 3,000,000 shares (pre-forward split). In connection with the reverse stock split, we filed a Certificate of Change to effect the reverse stock split with the Secretary of State of Nevada on August 10, 2020.

Share Exchange in 2020 – Common Stock

On August 10, 2020, C3 issued 4,000,000 shares (pre-forward split) of common stock to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Share Exchange in 2020 – Common Stock for Convertible Debt

On August 18, 2020, C3 issued 3,000,000 shares (pre-forward split) of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Rights Issuance in 2020 – Common Stock

During the period from August 24, 2020 through September 17, 2020, C3 issued 1,000,000 shares (pre-forward split) of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

Private Placement in 2021 – Common Stock

On December 31, 2021, C3 issued 41,667 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Private Placement in 2022 – Common Stock

During the period from January 2022 through April 2022, C3 issued 1,958,333 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Approval of Chilean Cobalt Corp. 2022 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan, effective April 29, 2022, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards may be granted to officers, directors, employees and consultants, as applicable. Under the Plan, 1,950,000 options on shares (pre-forward split) of common stock, par value $0.0001 per share, are reserved for issuance.

Genlith, Inc. Distribution of C3 Shares of Common Stock to Shareholders of Genlith, Inc.

On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares (pre-forward split) of common stock of C3 held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of capital stock of C3.

Appointment of VStock Transfer, LLC as Transfer Agent

On May 20, 2022, C3 entered into that certain Transfer Agent and Registrar Agreement with VStock Transfer, LLC, whereby VStock Transfer, LLC agreed to act as the transfer agent of C3.

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, the Company granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares (all pre-forward split) of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, the Company granted options to purchase an aggregate of 26,668 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an advisor of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited to the Company options to purchase 31,250 shares (pre-forward split) of the Company’s common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares of the Company’s common stock granted to directors on May 24, 2022 as described above.

Recent Developments

Private Placement in 2023 - Common Stock

On April 12, 2023, C3 issued 1,428,572 shares (pre-forward split) of common stock at a purchase price of $0.77 per share (for an aggregate of $1,100,000 of proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

3-for-1 Forward Stock Split

Our board of directors and shareholders approved on May 2, 2023 and May 2, 2023, respectively, a 3-for-1 forward split of our common stock, which was effected on May 2, 2023. The forward split issued 3 shares of our common stock for every one share of our outstanding common stock. No fractional shares were issued in connection with the forward split, and any fractional shares resulting from the forward split were rounded to the nearest whole share. All references to common stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Annual Report on Form 10-K to reflect the forward split of our common stock as if it had occurred at the beginning of the earliest period presented, unless specifically indicated otherwise. As a result of the forward stock split, the number of shares of common stock issued and outstanding increased from 14,428,572 shares as of May 2, 2023, to approximately 43,285,716 shares. In connection with the forward stock split, we filed a Certificate of Change to effect the forward stock split with the Secretary of State of Nevada on May 2, 2023.

Approval of Chilean Cobalt Corp. 2023 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on June 29, 2023 and June 30, 2023, respectively, the Chilean Cobalt Corp. 2023 Equity Incentive Plan, effective June 30, 2023, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards may be granted to officers, directors, employees and consultants, as applicable. Under the Plan, 1,963,746 options on shares of common stock, par value $0.0001 per share, are reserved for issuance.

Issuance of Stock Options under 2023 Equity Incentive Plan

On July 1, 2023, the Company granted options to purchase an aggregate of 525,000 and 225,000 shares of common stock at an exercise price of $0.26 per share to officers/management and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025 and July 1, 2025.

On July 7, 2023, the Company granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.26 per share to directors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025 and July 1, 2025.

On January 25, 2024, the Company granted options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.26 per share to advisors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

On February 13, 2024, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.26 per share to an advisor of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

Issuance of Common Stock as Compensation to Consultant

On March 19, 2024, the Company issued to Collingwood Capital Partners AG (“Collingwood”), a Switzerland corporation, 216,429 restricted shares of the Company’s common stock as a retainer for their services as a minerals supply chain strategist supporting Strategic Partner engagement and selection. The shares were valued at $0.26 per share for an aggregate value of $56,272.

Organizational Structure

The following is a current organizational chart of our Company:

Employees

As of April 1, 2024, we had 3 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

•	We are in the early stages of our operations;

•	We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022;

•	Our current cash resources will not allow us to become profitable and will only allow us to fund operations for a limited period of time;

•	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position;

•	Global pandemics may adversely impact our business and financial condition;

•	Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles;

•	Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability;

•	Our research and development efforts may not succeed, and our competitors may develop more effective or successful products;

•	Cobalt and copper prices can be volatile, especially due to changes in supply;

•	We face competition in our business;

•	Our planned production development efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties;

•	We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs;

•	The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues;

•	We have substantial international operations, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations;

•	Our planned cobalt and copper extraction and planned production operations in Chile will expose us to specific political, financial and operational risks;

•	Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations;

•	We may not satisfy prospective customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our planned products to meet certain quality standards;

•	Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our planned products, our business, financial condition and our results of operations;

•	Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management;

•	Some of our employees will be unionized or will be employed subject to local laws that are less favorable to employers than the laws of the United States;

•	Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment;

•	Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations;

•	We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we produce;

•	Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks;

•	A shortage of equipment and supplies and/or the time it takes such items to arrive at our projects could adversely affect our ability to operate our business;

•	Mining development and processing operations pose inherent risks and costs that may negatively impact our business;

•	Failure to adequately manage our growth may seriously harm our business;

•	If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business;

•	Our future operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations;

•	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members;

•	Our business and financial results may be adversely affected by various legal and regulatory proceedings;

•	We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business;

•	Environmental regulations could require us to make significant expenditures or expose us to potential liability;

•	We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed;

•	An active trading market for our common stock may not develop and you may not be able to resell your shares at or above the price which you paid; and

•	The Company’s stock price may be volatile.

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

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.

For the fiscal years ended December 31, 2023 and 2022, we reported net losses of $1,292,742 and $1,032,295, respectively, and negative cash flow from operating activities of $929,418 and $673,796, respectively. As of December 31, 2023, we had an aggregate accumulated deficit of $32,500,238. We expect our operating expenses to significantly increase over the next several years as we expand our operations and infrastructure, both domestically and internationally, and hire additional personnel. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.

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

We anticipate that our expenses over the next twelve months will be approximately $1,296,000 for the full implementation of our business plan including light exploration, research and development expenses, general & administrative expenses, and working capital and general corporate purposes. Based on our current cash on hand, we may be delayed or forced to cease operations within 12 months unless we are able to raise $944,000.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

At December 31, 2023, we had a cash balance of approximately $799,871, a working capital surplus of approximately $835,883, and an accumulated deficit of approximately $32,500,238. Even if we are able to generate substantial revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our company.

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

Global pandemics may adversely impact our business and financial condition.

Global pandemics have caused, and may continue to cause, disruptions in regional economies and the world economy and financial and commodity markets in general. For example, the transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings, travel restrictions, significant disruptions to business operations, supply chains and customer activity and demand, service cancellations, workforce reductions and other changes, significant challenges in healthcare service provision and delivery, mandated closures and quarantines, as well as considerable general concern and uncertainty, all of which have negatively affected the economic environment and may in the future have further and larger impacts. The full extent of the impact of future global pandemics on the economy is not known at this time and it is not known what measures will be implemented by governmental authorities in the future and how long these measures, or the measures currently in effect, will be in place. For instance, the COVID-19 global pandemic and efforts to reduce its spread led to a significant decline of economic activity and significant disruption and volatility in global markets. Additionally, COVID-19 disrupted the capital markets world-wide and prices of materials, including cobalt prices. We cannot at this time predict the duration of future global pandemics or the impact of government regulations that might be imposed in response to such global pandemics; however, such pandemics may have a material adverse effect on our business, financial position, results of operations and cash flows.

Greg Levinson is a Director on the Board of our Company and is also the Chief Executive Officer of Genlith, Inc., which previously held a majority interest in the Company, which raises potential conflicts of interest.

Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in the Company prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. As of the date of the distribution, Genlith, Inc. no longer holds equity in the Company. This may cause potential conflicts of interests arising from Mr. Levinson's roles as a Director on the Board of the Company and as CEO of Genlith, Inc. For example, Mr. Levinson’s priorities in relation to his roles as Director on the Board of the Company and as Chairman and officer of Genlith Inc. may not always coincide, as the priorities of the Company and Genlith, Inc, may also not always coincide, and Mr. Levinson may seek to cause Genlith, Inc. to take courses of action that are more beneficial to Genlith, Inc. than the Company, which could involve risks to the Company and our stockholders or adversely affect us or our stockholders. As an example, there could arise a business opportunity in the future that would be beneficial to both Genlith, Inc., as well as to the Company, and Mr. Levinson may cause either the Company or Genlith, Inc. to take action in connection with such opportunity that would be more beneficial to Genlith, Inc. than the Company, which could deprive the Company of such opportunity and would adversely affect us and our stockholders. Further, Mr. Levinson may face conflicts of interest in allocating his time among the Company and Genlith Inc., which could cause him to allocate less time to the Company. Additionally, Genlith, Inc. allows the Company to share its office at no cost by verbal agreement among the two entities. Further, Baltum’s corporate offices are provided to Baltum to use at no cost pursuant to a verbal agreement between Baltum and Gestion Ambiental S.A. (“SGA”), an affiliate of Genlith, Inc., and SGA also provides certain accounting and administrative services to Baltum for which Baltum does pay SGA a monthly amount. In his role as Chairman and officer of Genlith Inc., Mr. Levinson may decide to cause Genlith Inc. to cease providing the office space to the Company and cause SGA to cease providing office space and certain accounting services at agreeable rates to Baltum, which would negatively affect the Company and Baltum as each would have to seek out new office space and Baltum would additionally need to seek out a new provider for certain accounting services.

Risks Related to Our Growth Strategy and Our Markets

Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles.

We anticipate producing cobalt and copper concentrates and/or intermediates for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Our growth is largely dependent upon the continued adoption by consumers of products utilizing rechargeable storage batteries, particularly electric vehicles, which contain cobalt and copper compounds which we plan to produce. If the market for products utilizing rechargeable storage batteries, particularly electric vehicles, does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected positively or negatively by numerous external factors, such as:

•	government regulations;

•	tax and economic incentives;

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (such as range per charge, battery cycle continuity, autonomous functionality and audio-video integration), quality, safety, performance, cost, and post-purchase value stability and resale opportunity;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of oil and gasoline.

Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability.

We anticipate producing cobalt and copper concentrates and/or intermediates for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Deterioration in the global economy or in the specific industries in which our prospective customers compete could adversely affect the demand for our prospective customers’ products, which, in turn, could negatively affect our prospective sales and profitability. Many of our prospective customers’ end-markets are cyclical in nature or are subject to secular downturns. Therefore, we anticipate cyclical or secular end-market downturns may result in diminished demand for our prospective cobalt and copper compounds and cause a decline in average selling prices.

Our research and development efforts may not succeed, and our competitors may develop more effective or successful products.

The industries and the end markets into which we sell our planned products experience regular technological change and product improvement. Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative cobalt and copper concentrates and/or intermediates for use in our prospective customers’ products in the electric vehicle, aerospace and other sectors. There is no assurance that our research and development efforts will be successful or that any newly developed products will pass our prospective customers’ qualification processes or achieve market-wide acceptance. If we fail to keep pace with evolving technological innovations in our prospective customers’ end markets, our business, financial condition and results of operations could be adversely affected. In addition, existing or potential competitors may develop products which are similar or superior to our planned products or are more competitively priced. If our product launching efforts are unsuccessful, our financial condition and results of operations may be adversely affected.

Cobalt and copper prices can be volatile, especially due to changes in supply.

The prices of cobalt have been, and may continue to be, volatile. We seek to manage volatility through the sale of cobalt concentrates and/or intermediates and by entering into long term contracts with our customers; however, such efforts may not be successful. We expect that prices for the cobalt and copper concentrates and/or intermediates we plan to manufacture will continue to be influenced by various factors, including worldwide supply and demand as well as the business strategies of major producers. Some of the major producers have increased production, which affects overall global supply. In addition, certain market analysts predict a significant increase in global cobalt capacity over the next seven years, although there is a high degree of uncertainty about the status of new cobalt production capacity expansion projects being developed by current and potential competitors. Declines in cobalt prices could have a material adverse effect on our business, financial condition and results of operations. The pricing for copper may also be volatile. This volatility may become more pervasive as demands within the EV channels increase, further constraining sources of copper from countries and producers meeting the requirements for important environmental objectives.

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

In order to meet growing and forecasted demands for cobalt compounds, particularly in the EV space, we are planning substantial capital projects, including a new plant intended to be built between 2027 and 2028 aiming to produce at least 2.4 kMT per day by the end of 2029 and in subsequent years throughout the life of the mine. These planned projects are complex undertakings, and there can be no assurance that we will be able to complete these projects within our projected budget and schedule or that we will be able to achieve the anticipated benefits from them. Unforeseen technical or construction difficulties could increase the cost of these planned projects, delay the projects or render them infeasible. Any significant delay in the completion of the planned projects or increased costs could have an adverse effect on our business, financial condition and results of operations.

We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs.

As part of our continuing business strategy, we may make acquisitions of, or investments in, mining concessions, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. While we are actively pursuing several adjacent acquisition opportunities in the La Cobaltera project area and broader San Juan district and would also give consideration to other acquisition opportunities, even if outside the adjacent area or the core district, we do not have specific timetables for these plans and we cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices.

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

We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2023 and December 31, 2022, approximately 12% and 8%, respectively, of our cash-based costs were denominated in a currency other than the U.S. Dollar (primarily the Chilean peso). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.

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

Our current exploration operations and planned production and extraction operations in Chile will expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•	Political and financial risks that are typical of developing countries, including: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; social activism; and changing political norms, currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, Chile. In particular, changes in mining or investment policies or shifts in political attitude in Chile concerning mining may adversely affect our planned operations or profitability. There can be no assurance that future governments of Chile will not impose greater state control of cobalt resources, or take other actions that are adverse to us. Within the past seven years, Chile has faced significant currency devaluation, high inflation and interest rates and labor unrest. To date, the Company has not experienced any inflationary pressures that have materially impacted the Company’s operations.

•	Risks associated with the loss or depletion of mineral deposits. Our primary source for cobalt and copper for our exploration activities are the owned mining concessions. In order to maintain our exploration capabilities, and for future production and extraction capabilities, we will need to replace or supplement our cobalt resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Due to the current trend of growth in the cobalt industry, there is no assurance that we will be able to discover or acquire new and valuable cobalt and copper resources, or that the actual planned production results will match the expected results.

•	Risks of certain natural disasters. Our cobalt and copper exploration and planned production facilities will be located in a seismically active region in northwest Chile. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Chile.

Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations.

We plan to conduct cobalt production operations in Chile and plan to own, operate and/or contract with large-scale manufacturing facilities in the United States, Chile and/or other countries holding strategic advantages, such as free-trade agreement affiliation, environmental impact minimization and other factors, for downstream processing of our cobalt and copper concentrates and/or intermediates. Our operating results will be dependent in part on the continued operation of the various planned production facilities and the ability to manufacture products on schedule. Interruptions at these planned facilities may materially reduce the productivity and profitability of a particular planned manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. Our operations and those of our contract manufacturers will be subject to hazards inherent in cobalt production and manufacturing and the related storage and transportation of raw materials, products such as wastes. These potential hazards include explosions, fires, severe weather and natural disasters, including earthquakes, mechanical failure, unscheduled downtimes, supplier disruptions, labor shortages or other labor difficulties (including widespread labor unrest in Chile), information technology systems outages, disruption in our supply chain or manufacturing and distribution operations, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases, shipment of contaminated or off-specification product to customers, storage tank leaks, other environmental risks, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages. Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of April 1, 2024, we had 3 full-time employees. A number of our future employees will be employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights will require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most employees in Chile are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Other similar companies have had to negotiate wage increases for employees with the union because of inflation in South American countries and C3 may have to do so in the future, which is typical for all companies with unions in Chile.

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

We plan to grow our business as rapidly as possible. If we do not effectively manage our future growth, the quality of our cobalt and copper concentrates and/or intermediates may suffer, which could negatively affect our reputation and demand for our prospective cobalt and copper concentrates and/or intermediates. Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

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

Moreover, if we generate sales for the first time and if our sales increase, we may be required to concurrently deploy our product infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our planned products on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our cobalt and copper concentrates and/or intermediates in a timely fashion, fulfill existing client commitments, or attract and retain new clients.

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

Natural disasters and other adverse weather and climate conditions, COVID-19, public health crises, political crises, terrorist attacks, war and other political instability or other unexpected events could disrupt our operations, damage one or more of our locations, or prevent short- or long-term access to one or more of our locations. Our projects are located in the vicinity of disaster zones, including flood and earthquake zones in Chile. Such locations may be the target of terrorist or other attacks. Although we believe we are adequately insured with respect to all of our consolidated operations, there are certain types of losses that we do not insure against because they are either uninsurable or not insurable on commercially reasonable terms. Should an uninsured event or a loss in excess of our insured limits occur, we could lose some or all of the capital invested in, and anticipated future revenues from, the affected locations, and we may nevertheless continue to be subject to obligations related to those locations.

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

As of the present time, there has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price that you paid or at the time that they would like to sell. Although we have achieved quotation of our common stock on the OTCQB Marketplace by the OTC Markets Group, Inc, the stock has yet to commence trading. In the future, if deposited stock is released through market makers for sale, we do not know the extent to which investor interest will lead to the development and maintenance of a liquid trading market. In light of such developments, you may not be able to sell your shares of common stock at or above the price at which you purchased them.

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

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. With our securities being currently quoted on the OTCQB, a determination regarding registration must be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

We have no committed source of financing. Wherever possible, we may attempt to use non-cash consideration to satisfy obligations or obtain financing. Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued classes of stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute the common stock book value, and that dilution may be material.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. Pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 43,502,145 shares of our common stock outstanding as of April 1, 2024, 17,941,761 shares could be presently tradable without restriction. Given the likely limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We use a third-party vendor to provide a suite of services to assess, identify, and manage material risks from cybersecurity threats. These services include providing us with a secure email platform, including content examination and data leak prevention; system monitoring and support, including patch management, anti-virus and threat hunting services; and system backup and recovery services. As we expand our business operations, we plan to evaluate the development of enhanced processes that will allow for the identification and assessment of cybersecurity risk that will be integrated into an overall risk management system, which will be managed by senior management and overseen by the Board of Directors. As part of these developments, we plan to identify and address cybersecurity risks related to our business, privacy and compliance issues through a multi-faceted approach that is expected to include third-party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with these planned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things, will consider: conducting proactive privacy and cybersecurity reviews of systems and applications, audits of applicable data policies, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security, and implementing appropriate changes.

As part of the above-planned processes, we may engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We plan to design our risk management program to also assess third-party risks, and we plan to perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we plan to perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Cybersecurity Governance

We expect that cybersecurity will become an important part of our risk management processes and an area of focus for our Board of Directors and management. We expect that our Board of Directors will be responsible for the oversight of risks from cybersecurity threats. We expect our senior management will provide our Board of Directors updates on at least an annual basis regarding matters of cybersecurity. This is expected to include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. We expect that our Board members will also engage in periodic conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Currently, our Chief Operating Officer is expected to lead our cybersecurity risk assessment and management processes and oversee their implementation and maintenance. Our Chief Operating Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company and its common stock are currently listed under the ticker COBA on the OTCQB Tier of OTC Markets. While the common stock is quoted, there is currently no public trading market for our common stock.

In order for a security to remain eligible for quotation by a market maker on the OTC Markets, the Company is required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

We can provide no assurance that our common stock will be traded on the OTC Markets or, if traded, that a public market will materialize.

Holders

As of the date of this Annual Report on Form 10-K, there were 111 holders of record of our common stock.

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

On December 4, 2017, in connection with the incorporation of C3 on December 4, 2017, C3 issued 11,666,667 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $0.0001 per share (for an aggregate of $1,166.67 of proceeds) to Genlith, Inc. in a private placement under Rule 506(b) of Regulation D of the Securities Act.

In January 2018, C3 issued 5,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $1.00 per share for gross proceeds of $5,000,000.

During the period from March 2019 through June 2019, C3 issued 2,900,000 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of C3 with four separate shareholders of C3.

During September 2019, C3 issued 3,383,625 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $1.45 per share.

This issuance was made to the thirteen shareholders who acquired shares in September 2019 at $1.45 per share signing agreements to waive their anti-dilution rights. These thirteen shareholders received an additional 4.8 shares to each of their shares giving them an effective 5.8 shares for every share, totaling 21,206,892 shares issued (pre-reverse split and pre-forward split). Only par was paid, which was paid by Genlith, Inc. on behalf of all shareholders, for accounting purposes, this created a non-cash loss on the independently valued price of $0.09 per share on July 24, 2020, compared to par paid – a $1,906,500 non-cash loss. This issuance was made in reliance on Rule 506(b) of Regulation D of the Securities Act.

On August 10, 2020, C3 issued 4,000,000 shares of common stock (pre-forward split) to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

On August 18, 2020, C3 issued 3,000,000 shares (pre-forward split) of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

During the period from August 24, 2020 through September 17, 2020, C3 issued 1,000,000 shares (pre-forward split) of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

On December 31, 2021, C3 issued 41,667 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

During the period from January 2022 through April 2022, C3 issued 1,958,333 shares of common stock (pre-forward split) at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On May 24, 2022, the Company granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares (all pre-forward split) of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of C3 in recognition of their services to C3. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023. On November 3, 2022, options to purchase 31,250 shares (pre-forward split) of the Company’s common stock that were part of the 450,000 shares (pre-forward split) of common stock granted to directors on May 24, 2022, were forfeited upon the resignation of Kevin Russell as a director of the Company.

On June 1, 2022, the Company granted options to purchase an aggregate of 26,668 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an advisor of C3 in recognition of his services to C3. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

On April 12, 2023, C3 issued 1,428,572 shares (pre-forward split) of common stock at a purchase price of $0.77 per share (for an aggregate of $1,100,000 of proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

On July 1, 2023, the Company granted options to purchase an aggregate of 525,000, and 225,000 shares of common stock at an exercise price of $0.26 per share to officers/management and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

On July 7, 2023, the Company granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.26 per share to directors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

Effective January 10, 2024, the Company signed an agreement with Collingwood Capital Partners AG (“Collingwood”), a Switzerland corporation, which will issue 216,429 restricted shares of common stock at a non-cash value of $0.26 per share as a retainer for their services as a minerals supply chain strategist supporting Strategic Partner engagement and selection.

On January 25, 2024, the Company granted options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.26 per share to an advisors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

On February 13, 2024, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.26 per share to an advisor of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

The foregoing share issuances were made in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Regulation S, Regulation D, and Section 4(a)(2) of the Securities Act.

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

Overview

Chilean Cobalt Corp. is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on developing the La Cobaltera project located in the San Juan District in Northern Chile, one of the world’s few known primary cobalt districts. C3 is mission-driven as an innovator and leader that strives to be the most responsible supplier of critical mineral resources for the development of advanced materials and cleaner energy technologies that address the most pressing environmental and development issues.

Given the transformational shift from internal combustion engines to electric vehicles (EVs), there has been an increase in demand for cobalt, a critical battery cathode material in lithium-ion batteries that EVs use, along with copper as well. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through April 1, 2024, we raised a total of $30,309,535 from accredited investors through the issuance of our common stock, preferred stock, and debt.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $108,000 for a total of $1,296,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the following 12 months.

In order to complete our plan of operations, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2023 and 2022, we generated no revenues and reported net losses of $1,292,742 and $1,032,295, respectively, and negative cash flow from operating activities of $929,418 and $673,796, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2023 and 2022. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $32,500,238 and recurring losses from operations as of December 31, 2023. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $1,296,000 in funds will be required. The source of such funds is anticipated to be from private placements of our securities. If we fail to obtain this amount, we may not be able to fully carry out our plan of operations. Assuming that we are able to obtain this amount, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites. The exploration and development expenses are expected to be $50,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are no monies budgeted for acquisitions over the next 12 months and if the Company does identify any possible strategic acquisition of any mining sites over the next 12 months, it will have to consider payment in debt, equity, by separately raised funds in addition to the minimum operational budgeted amounts for this specific purpose or some combination of all funding approaches to close on the acquisition(s).

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff to assist with operations which will increase the amount of salaries or consulting fees we pay as a part of general and administrative expenses. The general and administrative expenses are expected to be $1,246,000.

We have board authorization for a private raise, however, we have not formally started our process of providing draft subscription agreements to potential and interested investors, in order to secure the necessary funding to carry out our 12-month business plan, as indicated above. There can be no assurance that a private raise, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful development of our business plan, a successful marketing program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites.

General and administrative expense. Our general and administrative (“G&A”) expenses include compensation of staff and overhead, which includes depreciation and foreign currency transaction (gains) and losses.

Interest expense, interest income, net. Interest expense consists of interest expense associated with debt obligations. Interest income consists of interest income earned on our cash, cash equivalents and short-term investments.

Provision for Income Taxes. Provision for income taxes consists of an estimate of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets.

Gain (loss) on retirement/sale of assets. When fixed assets are sold, retired or disposed, there is either a non-cash gain or loss associated with the action depending on whether there is receipt of proceeds (in the case of a sale) and the extent of depreciation that has already been claimed on the fixed asset that is being removed from the books. For a gain, there must be proceeds received in excess of the residual book value of the asset, whereas, otherwise, there is no loss or a loss by the amount that the residual book value exceeds any applicable proceeds.

Results of Operations – Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended December 31, 2022	Year Ended December 31, 2023	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$59,463	$59,463
General and administrative expenses	1,033,108	1,253,504	220,396
Interest (income) expense, net	(813)	(29,491)	(28,678)
Operating Income (Loss)	(1,032,295)	(1,283,476)	(251,181)
Provision for income taxes	0	0	0
Gain (loss) on retirement/sale of assets	0	(9,266)	(9,266)
Net Income (Loss)	$(1,032,295)	$(1,292,742)	$(260,447)

Results of operations for the years-ended December 31, 2022, compared to December 31, 2023, were down due primarily to higher employee compensation, payroll taxes and medical benefits in the current year along with higher non-cash option compensation to directors, officers and advisors, higher advertising and marketing costs for conference attendance, higher professional service costs to non-legal professionals assisting the Company with its public listing, higher insurance premiums and travel cost increases for conferences, site visits and networking in the current year compared to the previous year. In addition, mineral exploration costs for GeoMagDrone surveying of the greenfield areas in the current year, compared to none in the previous year, added to the increase in costs. All of these increases were offset by lower payments to contractors and slightly lower payments to legal in the current year compared to the previous year. There were nominal affects related to other expenses with all factors indicated amounting to the increase of $260,447.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity.  As of December 31, 2023, our Company had cash totaling $799,871 current assets totaling $856,872 and total assets of $859,830. We had total liabilities of $20,989 (all current) and positive working capital of $835,883. Stockholders’ equity of $838,841.

Sources and Uses of Cash for the Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for the years ended December 31, 2022 and 2023.

	Year Ended December 31, 2022	Year Ended December 31, 2023	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(673,796)	$(929,418)	$(255,622)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	981,495	1,100,000	118,505
Effect of foreign exchange rate on cash	677	(1,514)	(2,191)
Net Increase (Decrease) in Cash	$308,376	$169,068	$(139,308)

Net cash used in operations

Net cash used in operating activities was $673,796 for the year ended December 31, 2022 versus net cash used in operating activities of $929,418 for the year ended December 31, 2023. The increase in cash flow used in operating activities was primarily due to higher compensation, payroll taxes and health benefits paid to officers in the current year compared to the previous year. In addition, mineral exploration costs were paid in the current year, compared to no costs in this area for the previous year. Also notable were higher costs for advertising and marketing, professional service fees to those assisting with the listing process, insurance premiums and travel, which were partially offset by lower costs in the area of contractor payments. Each of these factors contributed to the $255,622 increase in net cash used in operations for the current year compared to the previous year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the year ended December 31, 2022 versus net cash used in investment activities of $0 for the year ended December 31, 2023. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $981,495 in the year ended December 31, 2022, which included an aggregate of $1,175,000 of proceeds for the sale of an aggregate of 1,958,333 shares (pre-forward split) of common stock versus net cash provided by financing activities in the year ended December 31, 2023 of $1,100,000, which included an aggregate of $1,100,000 of proceeds for the sale of an aggregate 1,428,572 shares (pre-forward split) of common stock.

Going Concern

Based upon our working capital of $835,883 that is less than our current year cash used in operating activities of $929,418, and our accumulated deficit of ($32,500,238), as of December 31, 2023, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2023 and 2022.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the possibility of borrowings from related and third parties, it should be noted that we do not have any credit agreement or source of liquidity immediately available to us.

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

Capitalized interest. For the years ended December 31, 2022 and 2023 we capitalized interest expense of $0 and $0, respectively. If applicable, we amortize capitalized interest over the estimated useful lives of the assets.

Impairments of long-lived assets. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the year ended December 31, 2020, we recorded a full impairment down to $0 value of approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district and will continue its exploration activities toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study or definitive feasibility study to validate the expected profitability of constructing a plan to extract the target minerals and process them into saleable concentrates. During the years ended December 31, 2022 and 2023, we recorded no impairments.

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

The carrying amounts for the AROs for the years ended December 31, 2022 and 2023 are $0 and $0, respectively. If applicable, these amounts are included in “Other long-term liabilities” on the consolidated balance sheets.

Leases. The Company determines if an arrangement is a lease at the inception of the contract. If applicable, our operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities - current, and Operating lease liabilities - long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Stock-based compensation. Stock-based compensation expense for the three years ended December 31, 2023 has been recognized for all share options and other equity-based arrangements. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. We made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

The Company has reserved a total of 1,950,000 shares (pre-forward split) of common stock for issuance under the 2022 Incentive Compensation Plan, which was adopted in April of 2022. As of December 31, 2022, there were 1,901,668 shares (pre-forward split) issued under the Plan, of which 31,250 of those shares (pre-forward split) had been forfeited, resulting in a net of 1,870,418 shares (pre-forward split) outstanding. The Company has reserved a total of 1,963,746 shares of common stock for issuance under the 2023 Incentive Compensation Plan, which was adopted in June of 2023. As of December 31, 2023, there were 1,050,000 shares issued under the Plan.

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

Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar, we record translation gains and losses as a component of accumulated other comprehensive loss in equity. The foreign operations’ statements of operations are translated at the monthly exchange rates for the period. Transactions denominated in foreign currency other than our functional currency of the operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences are recognized as foreign currency transaction gain or loss recorded as a component of Costs of sales in our consolidated statements of operations. We recorded transaction and remeasurement gains of $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chilean Cobalt Corp. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

April 1, 2024

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$799,871	$630,803
Prepaid expenses	57,001	20,510
Total current assets	856,872	651,313
Property and equipment, net	2,958	25,857
Total assets	$859,830	$677,170
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,103	$9,813
Accrued service expenses	10,886	13,083
Total current liabilities	20,989	22,896
Total liabilities	20,989	22,896
Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,285,716 and 39,000,000 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4,329	3,900
Additional paid-in capital	33,081,263	31,597,839
Accumulated other comprehensive income	253,487	260,031
Accumulated deficit	(32,500,238)	(31,207,496)
Total stockholders' equity	838,841	654,274
Total liabilities and stockholders' equity	$859,830	$677,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Years Ended	For the Years Ended
	December 31,	December 31,
	2023	2022

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–
Operating expenses:
Cost of mineral exploration	59,463	–
General and administrative	1,244,918	1,019,427
Depreciation	8,556	13,459
Foreign currency transaction (gain) loss	30	222
Total operating expenses	1,312,967	1,033,108
Loss from operations	(1,312,967)	(1,033,108)
Interest expense	(379)	–
Interest income	29,870	813
Loss before income taxes	(1,283,476)	(1,032,295)
Loss on retirement/sale of assets	(9,266)	–
Net loss	$(1,292,742)	$(1,032,295)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	42,099,806	38,363,668

Comprehensive loss:
Net loss	$(1,292,742)	$(1,032,295)
Foreign currency translation adjustments	(6,544)	(2,253)
Comprehensive loss	$(1,299,286)	$(1,034,548)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2021	–	$–	33,125,001	$3,313	$30,088,848	$262,284	$(30,175,201)	$179,244
Issuance of Common Stock in a private placement	–	–	5,874,999	587	1,174,414	–	–	1,175,001
Foreign currency translation	–	–	–	–	–	(2,253)	–	(2,253)
Stock based compensation	–	–	–	–	334,577	–	–	334,577
Net loss	–	–	–	–	–	–	(1,032,295)	(1,032,295)
Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(6,544)	–	(6,544)
Stock based compensation	–	–	–	–	383,853	–	–	383,853
Net loss	–	–	–	–	–	–	(1,292,742)	(1,292,742)
Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,292,742)	$(1,032,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,556	13,459
Loss on asset disposal	9,266	–
Stock based compensation	383,853	334,579
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36,476)	(7,685)
Accounts payable and accrued liabilities	(1,875)	18,146
Net cash used in operating activities	(929,418)	(673,796)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,100,000	1,175,000
Repayment of investor advances	–	(163,075)
Repayment of related party notes	–	(30,430)
Net cash provided by financing activities	1,100,000	981,495
Effect of foreign exchange rate on cash	(1,514)	677
Net increase in cash	169,068	308,376
Cash at beginning of period	630,803	322,427
Cash at end of period	$799,871	$630,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of December 31, 2023, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the twelve-month period ended December 31, 2023, the Company reported a net loss of $1,292,742, and had an accumulated deficit of $32,500,238.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $799,871 as of December 31, 2023, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. As of December 31, 2023, and December 31, 2022, the Company’s cash balances were $799,871 and $630,803, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of December 31, 2023, and December 31, 2022, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the twelve-month periods ended December 31, 2023, and December 31, 2022, respectively, did not meet our criteria for capitalization. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of December 31, 2023, and December 31, 2022, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination by any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the twelve-month period ended December 31, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements as of December 31, 2023, and December 31, 2022.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2023	2022
Furniture and fixtures	$–	$63,559
Machinery and equipment	29,583	36,493
Property and equipment, gross	29,583	100,052
Accumulated depreciation	(26,625)	(74,195)
Property and equipment, net	$2,958	$25,857

Depreciation expenses for the twelve-month periods ended December 31, 2023, and December 31, 2022, amounted to $8,556 and $13,459, respectively. Loss on retirement of assets for the twelve-month periods ended December 31, 2023, and December 31, 2022, amounted to $9,266 and $-0-, respectively.

5.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations do not allow for the re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of December 31, 2023, or December 31, 2022.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2023, and December 31, 2022, there were 43,285,716 and 39,000,000 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2023 Issuances:

During the twelve-month period ended December 31, 2023, the Company issued the following shares of common stock:

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

2022 Issuances:

During the twelve-month period ended December 31, 2022, the Company issued the following shares of common stock:

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

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of December 31, 2022	As of December 31, 2023
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	62.97%	74.00%
Risk-free interest rate	4.034%	5.474%
Expected life of options (years)	5.00	5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.1024 – 0.1265	$0.1679 – 0.1679

(a)	The Company's securities are not currently trading on any stock exchange. The volatility was calculated using three public companies int eh same industry as the Company.

During the twelve-month periods ended December 31, 2023, and December 31, 2022, the Company recorded stock-based compensation expenses of $383,853 and $334,579, respectively. As of September 25, 2023, the Company’s Board of Directors elected to accelerate the vesting of all options granted to the deceased director, Ignacio Moreno, on his date of death in consideration of the valuable services he provided the Company. The total of $383,853 includes $36,311 in stock option expenses related to the acceleration of the stock option vesting of 262,500 options for Ignacio Moreno. As of December 31, 2023, the unamortized stock option expense was $127,012. The Company’s stock options are not registered and did not have any intrinsic value as of December 31, 2023, since they are subject to restrictions upon exercise.

A summary of the changes in stock options outstanding on December 31, 2023, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	$0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.22

The Company has the following options outstanding and exercisable at December 31, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	8.40
June 1, 2022	May 31, 2032	0.20	80,004	8.42
July 15, 2022	July 14, 2032	0.20	450,000	8.54
July 28, 2022	July 27, 2032	0.20	150,000	8.57
July 1, 2023	June 30, 2033	0.26	750,000	9.50
July 7, 2023	July 6, 2033	0.26	300,000	9.51
		0.22	6,661,254	8.59

6.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its condensed consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of December 31, 2023, and December 31, 2022.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows. On December 31, 2023, management was not aware of any material active, pending, or threatened litigation.

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

	December 31,
Rate Reconciliation	2023	2022
Pre-tax book loss	$(1,292,742)	$(1,032,295)

Provision at statutory rate	(362,000)	(289,000)
Change in valuation allowance	362,000	289,000
Total tax expense (benefit) current and deferred	$–	$–

Net deferred tax assets consist of the following:

As of December 31, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $27,000,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that is it more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2023 and 2022. The December 31, 2022 and 2021, results of operations include an increase in our valuation allowance of $362,000 and $289,000, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken a formal analysis of 26 C.F.R. Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control.

8.	Subsequent Events

On January 10, 2024, the Company signed an agreement that will issue 216,429 shares of its unregistered common stock to a consultant as compensation for services at a fair value price on the date of issuance of $0.26 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Positions Held	Initial Term of Office
Duncan T. Blount	40	Chief Executive Officer, President and Board Chairperson of C3	July 2022

Jim Van Horn	58	Chief Financial Officer of C3	January 2022

Jeremy McCann	45	Chief Operating Officer and Secretary of C3	December 2017

Greg Levinson	50	Director of C3	December 2017

Andy Sloop	57	Independent Director of C3	October 2021

Geraldine Barnuevo	46	Independent Director of C3	July 2023

Fiona Clouder	62	Independent Director of C3	July 2023

Executive Officers and Directors

Duncan T. Blount. Mr. Blount has served as the Chief Executive Officer and Board Director of C3 since July 2022, including Board Chairperson since January 2024. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining C3, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. and was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. and Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-executive Director for Decklar Resources, Inc. He also serves on the Advisory Board of Ocean Minerals LLC. In addition, he previously served on the boards for Kuscan Minerals SA, Ponce de Leon Mining LLC and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

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

Jeremy McCann. Mr. McCann has served as the Chief Operating Officer, Secretary and Treasurer of C3 since December 4, 2017. Mr. McCann previously served from December 4, 2017, January 31, 2022, May 6, 2022, and April 25, 2022, respectively, as a Director, member of the audit committee, chairperson of the audit committee and member of the environmental, social and governance committee of C3 until his resignation from the board on July 6, 2023. Jeremy McCann is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on the transformational shift in the way the world produces, stores, distributes and consumes energy, and the Company. He has held these roles since inception in 2017. He is responsible for all operational aspects of Company business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Greg Levinson. Mr. Levinson has served as a Director of C3 since December 2017. Mr. Levinson has served as a member of our audit committee since January 31, 2022. Mr. Levinson previously served as President and Chief Executive Officer and Board Chairperson of C3 since December 4, 2017 to July 14, 2022 and January 26, 2024, respectively. From November 27, 2017 to the present, Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in C3 prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. From 2008 to December 2017, he served as the CEO of Schooner Investment Group, a manager of hedged SEC registered funds. Prior to 2008, Mr. Levinson spent 15 years within the multi-strategy hedge fund and proprietary trading community and served as an asset manager specializing in convertible arbitrage, equity, and derivative strategies at Polaris Advisors which he founded. From 1995 to 2002, prior to his hedge fund work, Mr. Levinson was a Managing Director at BNP/Paribas, leading groups in both proprietary trading and client managed assets. He joined BNP after graduating from The Wharton School of The University of Pennsylvania in 1995, with a B.S. in Economics and a concentration in Finance.

Independent Directors

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

Geraldine Barnuevo. Ms. Barnuevo has served as an independent director of C3 since July 7, 2023. Ms. Barnuevo also serves as a member of our environmental, social and governance committee since the date of her acceptance to the board on July 7, 2023. Ms. Barnuevo has served as the the Vice President of Operational Sustainability at GE Aerospace, since 2022. Prior to that, she worked at General Motors from 2008 to 2022 in a variety of roles of increasing responsibility, where she led GM’s sustainability strategy and initiatives in the areas of sustainability reporting, stakeholder engagement, corporate goals monitoring and strategies focusing on reducing environmental and social impact as well as improving organizational performance. She graduated with a B.S. in Environmental Engineering from Universidad International SEK in Quito, Ecuador, master’s degree in Environmental Engineering from University of Illinois, and MBA from Oakland University.

Fiona Clouder. Ms. Clouder has served as an independent director of C3 since July 7, 2023. Ms. Clouder also serves as an interim non-voting consultant to our environmental, social and governance committee since September 2023. Ms. Clouder has wide experience across Latin America as a diplomat and now through her work in the private sector. Ms. Clouder was the UK’s Ambassador to Chile from 2014 to 2018; and then Regional Ambassador, Latin America and Caribbean, COP26, from 2020 to 2022, driving diplomatic engagement, at the top of governments and business, for a Net Zero world. Ms. Clouder continues to focus on Latin America, business links and government relations. She is a Senior Advisor to Appian Capital Advisory, she works with the Ambassador Partnership and with Deheza. She is also a Distinguished Fellow of RUSI (Roayl United Services Institute), Chairman of the Angio Chilean Society and a Board member of Canning House, the UK’s leading forum on Latin America.

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

Andy Sloop - Our board believes that Mr. Sloop’s qualifications to serve on our board include his extensive experience in business and financial matters and in particular his expertise in the responsible handling of environmental, social and governance matters.

Geraldine Barnuevo - Our board believes that Ms. Barnuevo’s qualifications to serve on our board include her extensive experience in business and financial matters and in particular her expertise in the responsible handling of environmental, social and governance matters.

Fiona Clouder - Our board believes that Ms. Clouder’s qualifications to serve on our board include her extensive experience in diplomatic matters within Chile and in particular her expertise in business and the responsible handling of environmental, social and governance matters.

Board of Directors and Board Committees

We have established a quotation of our common stock on the OTCQB Marketplace of the OTC Markets under the ticker COBA. We are not required to comply with the corporate governance rules of an Exchange, and instead may comply with less stringent corporate governance standards while listed on the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. As such, our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we would not otherwise be subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. We intend to avail ourselves of the less stringent corporate governance standards while listed on the OTCQB.

Audit Committee

On January 31, 2022, our Board of Directors established the audit committee and named Jeremy McCann, Greg Levinson and Andy Sloop as members of the audit committee. On May 6, 2022, our Board of Directors adopted our audit committee charter and appointed Jeremy McCann as the Chairman of the audit committee. Greg Levinson became interim chairperson upon the regignation of Jeremy McCann from the board of directors on July 6, 2023. Duncan Blount was elected by the board on January 26, 2024 to take over the vacant position and assume the chairperson role that was formerly held by Mr. McCann. The audit committee will among other responsibilities, oversee C3’s accounting and financial reporting processes and the audit of the financial statements as well as oversee the financial reporting and disclosure process. The audit committee will be responsible for selecting and retaining an independent registered public accounting firm to act as C3’s independent auditors for the purpose of auditing the annual financial statements, books, records, accounts and internal controls over financial reporting. The audit committee will also set the compensation of the independent auditors, oversee the work done by the auditors, and terminate the auditors, if necessary. The audit committee will also pre-approve all audit and permitted non-audit and tax services that may be provided by the auditors or other registered public accounting firms. The audit committee will also at least annually, obtain and review a report by the auditors that describes (1) the accounting firm’s internal quality control procedures, (2) any issues raised by the most recent internal quality control review, peer review or Public Corporation Accounting Oversight Board review or inspection of the firm or by any other inquiry or investigation by governmental or professional authorities in the past five years regarding one or more audits carried out by the firm and any steps taken to deal with any such issues, and (3) all relationships between the firm and C3 or any of its subsidiaries; and to discuss with the independent auditors this report and any relationships or services that may impact the objectivity and independence of the auditors. The audit committee will also review, approve and oversee any transaction between C3 and any related person and any other potential conflict of interest situations on an ongoing basis.

Environmental, Social and Governance Committee

On April 25, 2022, our board of directors established the environmental, social and governance committee and named Andy Sloop, Ignacio Moreno and Jeremy McCann as members of the committee. On May 6, 2022, our Board of Directors adopted our environmental, social and governance committee charter and appointed Andy Sloop as the Chairman of environmental, social and governance committee. Jeremy McCann left the committee upon his resignation from the board of directors on July 6, 2023, and Geraldine Barnuevo’s acceptance of her combined invitation to the board of directors and the environmental, social and governance committee became effective on July 7, 2023. Ignacio Moreno passed away in September 2023. Since his passing, director Fiona Clouder has served as an interim non-voting member of the committee. The environmental, social and governance committee will oversee the development and implementation of policies, processes and strategies to assess, monitor and manage risks, responsibilities and opportunities related to: environmental impacts, labor standards, resource management, operational and supply chain resilience, socio-political issues, corporate responsibility reporting and disclosure and stakeholder engagement of C3. This will include identifying emerging environmental social and governance issues or trends that could materially impact C3’s ability to create long-term sustainable value. Additionally, the environmental, social and governance committee will work with the Board of Directors and C3 management to integrate this knowledge and guidance into strategic and operational planning, crisis preparedness and risk management, corporate governance, investor and stakeholder communications, budgets, resource allocation and incentive structures.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, directors and certain contractors, including those persons responsible for financial reporting. The code of business conduct and ethics is available at our website at www.chileancobaltcorp.com. We expect that any amendments to the code, or any waivers of its requirement, will be disclosed on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following table provides information regarding the compensation during the past two fiscal years, earned by or paid by Genlith, Inc. (the former parent of C3), during the year ended December 31, 2022, to our former chief executive officer (former principal executive officer) and chief operating officer. On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares (pre-forward split) of common stock of C3 held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of capital stock of C3. The following table also sets forth information regarding the compensation during the past two fiscal years, earned by or paid by, C3 to our chief executive officer, chief operating officer and chief financial officer. We refer to these individuals as our “named executive officers.”

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Compensation by Genlith, Inc.
Greg Levinson(1)	2022	137,500		0	0	0	0	0	40,537	(3)	178,037
Chairman of the Board and former Chief Executive Officer	2023	N/A		N/A	N/A	N/A	N/A	N/A	N/A		N/A

Jeremy McCann(2)	2022	137,500		0	0	0	0	0	24,459	(3)	161,959
Board member and Chief Operating Officer	2023	N/A		N/A	N/A	N/A	N/A	N/A	N/A		N/A

Compensation by C3
Duncan T. Blount(4)	2022	71,250	(4)	0	0	29,721	0	0	8,041	(4)	109,012
Chief Executive Officer, President and Board member	2023	150,000	(4)	0	0	46,559	0	0	22,781	(4)	219,340

Jeremy McCann(5)	2022	50,001		0	0	47,441	0	0	0		97,442
Chief Operating Officer	2023	50,001		0	0	50,588	0	0	0		100,588

Jim Van Horn(6)	2022	100,000		7,000	0	37,952	0	0	0		144,952
Chief Financial Officer	2023	109,000		0	0	44,248			0		153,248

(1)	Greg Levinson served as Chairperson of the Board of the Company from December 4, 2017 until his resignation as Chairperson of the Board on January 26, 2024, and continues as a Director of the Board of the Company from January 26, 2024, until he resigns or is replaced. Mr. Levinson served as the Company’s Chief Executive Officer since December 2, 2020 and resigned from his position as the Company’s Chief Executive Officer on July 15, 2022.

(2)	Jeremy McCann has served as a Board Member and Chief Operating Officer of the Company since December 4, 2017.

72

(3)

For Messrs. Levinson, McCann and Blount includes the following perquisites and benefits:

Health Insurance Premiums: For the year ended December 31, 2022, (i)$3,378 per month ($40,537 per year) for Mr. Levinson and (ii) $2,038 per month ($24,459 per year) for Mr. McCann.

ICHRA Insurance Reimbursements: For the year ended December 31, 2022, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,010 per month on average ($8,041 overall paid in 2022) for Mr. Blount.

Health Insurance Premiums: For the year ended December 31, 2023, are not applicable.

ICHRA Insurance Reimbursements: For the year ended December 31, 2023, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,071 per month on average ($22,781 overall paid in 2023 for 11 months submitted during the year for reimbursement) for Mr. Blount.

(4)	Mr. Blount has served as the Chief Executive Officer, President and a Director of the Company since July 2022. He has become the Chairperson of the Board of the Company since January 26, 2024. Mr. Blount’s base salary is $150,000, of which $71,250 was paid during the year ended 2022 (a partial year of employment) and the full $150,000 was paid during the year ended 2023. Mr. Blount received perquisites and benefits during the years ended 2022 and 2023 in the form of health insurance reimbursements of $8,041 and $22,781, respectively.

(5)	Jeremy McCann has served as Chief Operating Officer, Secretary and Treasurer of the Company since December 4, 2017. Mr. McCann also served as Director of the Company from December 4, 2017 until July 6, 2023.

(7)	Jim Van Horn has served as the Chief Financial Officer of the Company since January 2022.

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

Elements of Compensation

Messrs. Levinson and McCann were provided with the following primary elements of compensation by Genlith Inc., in 2022 and 2023:

Base Salary

Messrs. Levinson and McCann received a fixed base salary in an amount determined based on a number of factors, including:

•	The nature, responsibilities and duties of the officer’s position;

•	The officer’s expertise, demonstrated leadership ability and prior performance;

•	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

•	The competitiveness of the market for the officer’s services.

Messrs. Levinson’s and McCann’s base salary for 2022 and 2023 from Genlith, Inc. is listed in “—Summary Compensation Table.”

Messrs. Blount, McCann and Van Horn were provided with the following primary elements of compensation by C3 in 2022 and 2023:

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

Messrs. Blount, McCann and Van Horn’s base salary for 2022 and 2023 from C3, is listed in “—Summary Compensation Table.”

Grants – Stock Options or Restricted Stock Awards

For the fiscal year ended December 31, 2022, we granted equity awards under the Chilean Cobalt Corp. 2022 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading. For the fiscal year ended December 31, 2023, we granted equity awards under the Chilean Cobalt Corp. 2023 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading.

Other Benefits

For fiscal year ended December 31, 2022 and 2023, Messrs. Levinson and McCann, were provided by Genlith, Inc. with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance. The amounts paid to Messrs. Levinson and McCann in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading. For the fiscal years ended December 31, 2022 and 2023, Mr. Blount was provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance reimbursements. These amounts paid to Mr. Blount in 2022 and 2023 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

Compensation Plans

Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan (the “Plan”), effective April 29, 2022. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. The Company has reserved a total of 1,950,000 shares (pre-forward split) of common stock for issuance under the Plan. As of July 28, 2022, the Board of Directors has issued options to purchase an aggregate of 1,901,688 shares (pre-forward split) of Common Stock under the Plan.

Our board of directors and shareholders adopted and approved on June 29, 2023 and June 30, 2023, respectively, the Chilean Cobalt Corp. 2023 Equity Incentive Plan (the “Plan”), effective June 29, 2023. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. The Company has reserved a total of 1,963,746 shares of common stock for issuance under the Plan. As of February 13, 2024, the Board of Directors has issued options to purchase an aggregate of 1,175,000 shares of Common Stock under the Plan.

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

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, the Company granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares (all pre-forward split) of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, the Company granted options to purchase an aggregate of 26,668 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an advisor of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 150,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer/manager of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 50,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer/manager of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited to the Company options to purchase 31,250 shares (pre-forward split) of the Company’s common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares (pre-forward split) of the Company’s common stock granted to directors on May 24, 2022 as described above.

Issuance of Stock Options under 2023 Equity Incentive Plan

On July 1, 2023, the Company granted options to purchase an aggregate of 525,000, and 225,000 shares of common stock at an exercise price of $0.26 per share to officers/management and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

On July 7, 2023, the Company granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.26 per share to directors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

On January 25, 2024, the Company granted options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.26 per share to an advisors of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

On February 13, 2024, the Company granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.26 per share to an advisor of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

Director Compensation

Historically, our directors have not received cash-based compensation for their service. As indicated in the sections covering Equity Incentive Plan Awards, for the first time in 2022 and again in 2023 non-employee directors received awards of non-statutory stock options and employee directors received awards of incentive stock options, both of which have already begun to vest and of which some are set to fully vest by December 31, 2023. The use of option awards is the anticipated method for director compensation into the foreseeable future, at least until such time as the Company starts generating revenue. At such point in time or sooner as deemed necessary, we will establish a corporate governance committee which will review and make recommendations to the board regarding compensation of directors, including monetary compensation and equity-based plans. We will continue to reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings along with other meetings and benefits for the benefit of the Company.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant performance-based stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock at April 1, 2024, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Chilean Cobalt Corp., 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 43,502,145 shares of our common stock outstanding as of April 1, 2024.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person we determined this in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 1, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Owned
Directors and Named Executive Officers:
Greg Levinson (1)	5,593,812	12.86%
Duncan T. Blount (2)	798,750	1.84%
Jim Van Horn (3)	693,261	1.59%
Jeremy McCann (4)	1,407,303	3.24%
Andy Sloop (5)	821,757	1.89%
Geraldine Barnuevo (6)	56,250	0.13%
Fiona Clouder (7)	56,250	0.13%
All named executive officers and directors as a group (7 persons)	9,427,383	21.67%

5% Stockholders:
Harsh Padia (8)	9,642,378	22.17%
Michael Caperonis	4,223,382	9.71%
Kevin Russell (9)	3,556,191	8.17%
Tom Diffely (10)	2,515,554	5.78%

(1)	Greg Levinson is a director of the Company. Includes (1) 4,665,687 shares of common stock held by Mr. Levinson in his name and (2) 928,125 shares of common stock issuable upon exercise of options held by Mr. Levinson, which are exercisable within 60 days.

(2)	Duncan T. Blount is the Chairman of the Board, Chief Executive Officer and President of the Company. Includes (1) 105,000 shares of common stock held by Mr. Blount in his name and (2) 693,750 shares of common stock issuable upon exercise of options held by Mr. Blount and which are exercisable within 60 days.

(3)	Jim Van Horn is the Company’s Chief Financial Officer. Includes (1) 37,011 shares of common stock and (2) 656,250 shares of common stock issuable upon exercise of options held by Mr. Van Horn and which are exercisable within 60 days.

(4)	Jeremy McCann is the Company’s Chief Operating Officer. Includes (1) 629,178 shares of common stock held by Odouble Holdings, LLC over which Mr. McCann has voting and dispositive control and (2) 778,125 shares of common stock issuable upon exercise of options held by Mr. McCann, which are exercisable within 60 days.

(5)

Andy Sloop is a director of the Company. Includes (1) 193,632 shares of common stock and (2) 628,125 shares of common stock issuable upon exercise of options held by Mr. Sloop, which are exercisable within 60 days.

(6)	Geraldine Barnuevo is a director of the Company. Includes 56,250 shares of common stock issuable upon exercise of options held by Ms. Barnuevo, which are exercisable within 60 days.
(7)	Fiona Clouder is a director of the Company. Includes 56,250 shares of common stock issuable upon exercise of options held by Ms. Clouder, which are exercisable within 60 days.
(8)

Includes (1) 4,242,807 shares held by Mr. Padia in his name and (2) 2,999,571 shares held by RXR T1 LLC over which shares Mr. Padia has voting and dispositive control and (3) 2,400,000 shares held by RXR T2 LLC over which shares Mr. Padia has voting and dispositive control.

(9)	Includes (1) 3,499,941 shares of common stock and (2) 56,250 shares of common stock issuable upon exercise of options held by Mr. Russell which are exercisable within 60 days.

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

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction from January 1, 2021 through the year ended December 31, 2023 and each currently proposed transaction in which:

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

The Company maintained a short-term loan with Genlith, Inc. its former parent company for monthly expenses incurred by the Company and paid for by the former parent company. The Company’s policy is to remit payment for expenses incurred within 30-days of receipt. The outstanding balance was $0 as of December 31, 2022 and $0 as of December 31, 2023. No material interest expense was incurred under this loan. On May 12, 2022, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer holds equity in the Company.

During the year ended December 31, 2020, 3,000,000 shares (pre-forward split) of common stock were issued to Genlith, Inc. for the conversion of a related party loan in the amount of $4.1 million including principal and accrued interest.

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

The following table shows the fees that were billed for the audit and other services provided by Borgers for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees (1)	$66,000	$71,100
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$66,000	$71,100

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.3	Articles of Amendment filed with Nevada Secretary of State on May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2023).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.1+	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2+	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3+	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.4+	Chilean Cobalt Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.5+	Form of Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

14.1*	Code of Ethics adopted on March 25, 2024

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: April 1, 2024	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2024	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chairperson of the Board of Directors and Chief Executive Officer (principal executive officer)

Dated: April 1, 2024	By:	/s/ Jim Van Horn
Jim Van Horn, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: April 1, 2024	By:	/s/ Greg Levinson
Greg Levinson, Director

Dated: April 1, 2024	By:	/s/ Andy Sloop, Director
Andy Sloop, Director

Dated: April 1, 2024	By:	/s/ Geraldine Barnuevo
Geraldine Barnuevo, Director

Dated: April 1, 2024	By:	/s/ Fiona Clouder
Fiona Clouder, Director

