Form 10-Q
period 2024-03-31
Chilean Cobalt Corp.
filed 2024-06-14
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of June 14, 2024.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$632,177	$799,871
Prepaid expenses	50,819	57,001
Total current assets	682,996	856,872
Property and equipment, net	2,958	2,958
Total assets	$685,954	$859,830

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,865	$10,103
Accrued expenses	23,715	10,886
Total current liabilities	72,580	20,989
Total liabilities	72,580	20,989

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,502,145 and 43,285,716 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,350	4,329
Additional paid-in capital	33,121,802	33,081,263
Accumulated other comprehensive income	250,636	253,487
Accumulated deficit	(32,763,414)	(32,500,238)
Total stockholders' equity	613,374	838,841
Total liabilities and stockholders' equity	$685,954	$859,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended
	March 31,
	2024	2023

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–

Operating expenses:
General and administrative	271,339	332,532
Depreciation	–	2,901
Foreign currency transaction (gain) loss	(1,209)	381
Total operating expenses	270,130	335,814
Loss from operations	(270,130)	(335,814)
Interest income	6,954	127
Loss before income taxes	(263,176)	(335,687)
Net loss	$(263,176)	$(335,687)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	43,316,634	39,000,000

Comprehensive loss:
Net loss	$(263,176)	$(335,687)
Foreign currency translation adjustments	(2,851)	269
Comprehensive loss	$(266,027)	$(335,418)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Foreign currency translation	–	–	–	–	–	269	–	269
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,687)	(335,687)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,300	$(31,543,183)	$409,005

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Foreign currency translation	–	–	–	–	–	(2,851)	–	(2,851)
Stock based compensation	–	–	216,429	21	40,539	–	–	40,560
Net loss	–	–	–	–	–	–	(263,176)	(263,176)
Balances at March 31, 2024	–	$–	43,502,145	$4,350	$33,121,802	$250,636	$(32,763,414)	$613,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three-Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(263,176)	$(335,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	2,901
Stock based compensation	40,560	90,149
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,669	(22,520)
Accounts payable and accrued liabilities	51,946	21,936
Net cash used in operating activities	(165,001)	(243,221)

Cash flows from financing activities:
Repayment of investor advances	–	105,000
Net cash provided by financing activities	–	105,000

Effect of foreign exchange rate on cash	(2,693)	841
Net increase in cash	(167,694)	(137,380)
Cash at beginning of period	799,871	630,803
Cash at end of period	$632,177	$493,423

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a primary cobalt, secondary copper, junior mining and exploration company. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 2,635 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of March 31, 2024, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the three-month period ended March 31, 2024, the Company reported a net loss of $263,176 and had an accumulated deficit of $32,763,414.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $632,177 as of March 31, 2024, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to, the applicability of accrued expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Actual results could differ from the Company’s estimates and those differences may be material.

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of March 31, 2024, and December 31, 2023, the Company’s cash balances were $632,177 and $799,871, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of March 31, 2024, and December 31, 2023, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

Property and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Acquired property, plant and equipment are recognized at their estimated fair value. Capitalized costs may include computers, vehicles, furniture and fixtures, machinery, and equipment, and are depreciated using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives or the useful life of the individual assets. Useful lives range from 3 to 10 years. Capitalized costs may also include buildings or improvements to land, which if applicable, have useful lives ranging from 20 to 40 years.

Gains and losses are reflected in income or expense upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense. We periodically evaluate whether events or circumstances indicate that the net book value of our property, plant and equipment may not be recoverable.

Capitalized interest, if applicable, is amortized over the estimated useful life of the assets. For the three-months ended March 31, 2023 and 2024, we capitalized interest expense of $-0- and $-0-, respectively.

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

Drilling and related costs at our properties as of and for the three-month periods ended March 31, 2024, and March 31, 2023, respectively, did not meet our criteria for capitalization.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value less cost to sell or dispose, determined based on discounted cash flows. During the three-months ended March 31, 2023 and 2024, we recorded no impairments. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

Asset Retirement Obligations

We record asset retirement obligations (“AROs”) at present value at the time the liability is incurred, if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its estimated fair value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

The carrying amounts for the AROs for the three-months ended March 31, 2023 and 2024 are $-0- and $-0-, respectively. If applicable, these amounts are included in “Other long-term liabilities” on the condensed consolidated balance sheets.

Environmental Obligations

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

Environmental remediation charges represent the costs for continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured.

Leases

The Company determines if an arrangement is a lease at the inception of the contract. If applicable, our operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities – current, and Operating lease liabilities – long term in the condensed consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of March 31, 2024, and December 31, 2023, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheets.

Restructuring and Other Charges

We continually perform strategic reviews and assess the returns on our businesses. In the event that this results in a plan to restructure the operations of our business, we record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Additionally, in the event of restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential is adjusted and depreciation is recorded over the adjusted useful life.

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $0.0 million and $0.0 million for the three-months ended March 31, 2023 and 2024, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the differences between the condensed consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company’s wholly owned subsidiary is subject to foreign corporate tax in foreign taxing jurisdictions. We do not provide income taxes on the equity in undistributed earnings of condensed consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the three-month period ended March 31, 2024.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2024, and December 31, 2023.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the three-month periods ended March 31, 2024, and March 31, 2023, amounted to $-0- and $2,901, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Service fees	$21,206	$8,127
Employee benefits	2,079	2,083
Other	430	676
Total accrued expenses	$23,715	$10,886

6.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations do not allow for the re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of March 31, 2024, or December 31, 2023.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2024, and December 31, 2023, there were 43,502,145 and 43,285,716 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2024 Issuances:

During the three-month period ended March 31, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor upon billing on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation is being amortized quarterly for the year of service. As of March 31, 2024, $14,068 of the stock-based compensation is reflected in the financial statements.

2023 Issuances:

During the twelve-month period ended December 31, 2023, the Company issued the following shares of common stock:

•	409,092 shares were issued to investors at $0.256666667 per share to satisfy the $105,000 “Stock to be issued” liability that existed on March 31, 2023. 3,876,624 shares were issued to investors at $0.256666667 per share for total proceeds of $995,000, during the three-month period ended March 31, 2023.
•	In aggregate, 4,285,716 shares were issued to investors for total proceeds of $1,100,000.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of March 31, 2024. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,175,000 options to purchase 1,175,000 shares of its Common Stock awarded under the 2023 Plan as of March 31, 2024. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On January 25, 2024, the Company granted stock options to purchase an aggregate of 75,000 shares to advisory board members at an exercise price of $0.26. The options vest quarterly starting on March 31, 2024, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2024 and expire in 10 years from the date of grant.

On February 13, 2024, the Company granted stock options to purchase an aggregate of 50,000 shares to an advisory board member at an exercise price of $0.26. The options vest quarterly starting on March 31, 2024, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2024 and expire in 10 years from the date of grant.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of March 31, 2023	As of March 31, 2024
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	62.97%	67.20%
Risk-free interest rate	4.034%	5.027%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.1024 - 0.1265	$0.1251 - 0.1679

(a)	The Company's securities are not currently trading on any stock exchange. The volatility was calculated using three public companies in the same industry as the Company.

During the three-month periods ended March 31, 2024 and March 31, 2023, the Company recorded stock-based compensation expenses of $26,492 and $90,149, respectively. As of March 31, 2024, the unamortized stock option expense was $116,158. The Company’s stock options did not have any intrinsic value, since the underlying common stock was not yet trading as of March 31, 2024. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company has made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at March 31, 2024 are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	$0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2024	6,786,254	$0.21

The Company has the following options outstanding and exercisable at March 31, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	8.15
June 1, 2022	May 31, 2032	0.20	80,004	8.18
July 15, 2022	July 14, 2032	0.20	450,000	8.30
July 28, 2022	July 27, 2032	0.20	150,000	8.33
July 1, 2023	June 30, 2033	0.26	750,000	9.26
July 7, 2023	July 6, 2033	0.26	300,000	9.27
January 25, 2024	January 24, 2034	0.26	75,000	9.83
February 13, 2024	February 12, 2034	0.26	50,000	9.88
		0.21	6,786,254	8.37

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its condensed consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024, and December 31, 2023.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows. On March 31, 2024, management was not aware of any material active, pending, or threatened litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“C3”) and including its subsidiaries, the (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on April 1, 2024.

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

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, and business development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through June 14, 2024, we raised a total of $30,309,535 from accredited investors through the issuance of our common stock, preferred stock, and debt.

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

For the years ended December 31, 2023 and 2022, we generated no revenues and reported net losses of $1,292,742 and $1,032,295, respectively, and negative cash flow from operating activities of $929,418 and $673,796, respectively. For the three-months ended March 31, 2024 and March 31, 2023, we reported net losses of $263,176 and $335,687, respectively, and negative cash flow from operating activities of $165,001 and $243,221, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2023 and 2022. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $32,763,414 and recurring losses from operations as of March 31, 2024. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.”

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

We have board authorization for a private capital raise, however, we have not formally started our process of providing draft subscription agreements to potential and interested investors, in order to secure the necessary funding to carry out our 12-month business plan, as indicated above. In addition, we are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera cobalt-copper project as well as other mining concessions we are evaluating within the San Juan District in northern Chile. These efforts include a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful development of our business plan, a successful marketing program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

Results of Operations – Three-Months Ended March 31, 2024 Compared to the Three-Months Ended March 31, 2023

	Three-Months Ended March 31, 2023	Three-Months Ended March 31, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses	$335,814	$270,130	$(65,684)
Interest (income) expense, net	(127)	(6,954)	(6,827)
Operating Income (Loss)	(335,687)	(263,176)	(72,511)
Provision for income taxes	0	0	0
Net Income (Loss)	$(335,687)	$(263,176)	$(72,511)

Results of operations for the three-months ended March 31, 2023, compared to March 31, 2024, were improved due primarily to lower non-cash option compensation to directors, officers and advisors, as the larger 2022 Equity Incentive Compensation Plan costs vested by the end of 2023 and now the expenses related to the more modest 2023 Equity Incentive Compensation Plan are lower by comparison, along with lower contractor fees paid in the first quarter of 2024 compared to 2023. Other expenses had milder variances and were effectively offsetting, such as higher insurance expense, but offsetting advertising and marketing costs. These variances along with nominal affects related to other expenses amounted to an overall decrease in losses of $72,511 for the current period compared to the same period in 2023.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of March 31, 2024, our Company had cash totaling $632,177 current assets totaling $682,996 and total assets of $685,954. We had total liabilities of $72,580 (all current) and positive working capital of $610,416. Stockholders’ equity was $613,374.

Sources and Uses of Cash for the Three-Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the three-months ended March 31, 2023 and 2024.

	Three-Months Ended March 31, 2023	Three-Months Ended March 31, 2024	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(243,221)	$(165,001)	$78,220
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	105,000	0	(105,000)
Effect of foreign exchange rate on cash	841	(2,693)	(3,534)
Net Increase (Decrease) in Cash	$(137,380)	$(167,694)	$(30,314)

Net cash used in operations

Net cash used in operating activities was $243,221 for the three-months ended March 31, 2023 versus net cash used in operating activities of $165,001 for the three-months ended March 31, 2024. The decrease in cash flow used in operating activities was primarily due to lower contractor fees paid in the current period compared to the same period in the previous year with varying but offsetting milder changes in other areas such as higher insurance costs offset by lower advertising and marketing costs. In addition, there were similar impacts from both lower prepaids and higher accounts payable and accrued liabilities, which offset the use of cash. For prepaids the primary difference was that in the current year there were no new material prepaids setup, only amortization of existing ones, rather than paying cash for those expenses, whereas, for the same period in the previous year, there were prepaid setups of twice the amounts being amortized for the period, resulting in lower cash used in the current period. Whereas, for accounts payable and accrued liabilities, the primary difference was that in 2023 the audit fees had been entirely paid in cash prior to quarter-end, but in the current year, the final portion of audit fees was not paid in cash until April 2024. Each of these roughly equivalent factors contributed to the $78,220 decrease in net cash used in operations for the current three-month period compared to the same three-month period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the three-months ended March 31, 2023 versus net cash used in investment activities of $0 for the three-months ended March 31, 2024. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $105,000 in the three-months ended March 31, 2023, which included an aggregate of $105,000 of proceeds for the eventual sale of an aggregate of 409,092 shares of common stock, not closed until April 2023 versus net cash provided by financing activities in the three-months ended March 31, 2024 of $0.

Going Concern

Based upon our working capital of $610,416 that is less than our current year estimated annualized cash used in operating activities of $660,004, and our accumulated deficit of ($32,763,414), as of March 31, 2024, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 and as footnoted in our unaudited quarterly consolidated financial statements for the quarters ended March 31, 2024 and 2023.

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

Principal Accounting Policies and Related Financial Information

Refer to footnote 3, Summary of Significant Accounting Policies Basis of Presentation in the accompanying unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s unaudited condensed consolidated financial statements as of March 31, 2024, and December 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has determined that a material weakness exists due to a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information represents securities sold by us during the three-month period ended March 31, 2024 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold or issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

216,429 shares of Common Stock were issued to Collingwood Capital Partners AG as payment for services. The shares were valued at $0.26 per share, an aggregate of $56,272.

During the three months ended March 31, 2024, the Company granted a total of 125,000 options to purchase 125,000 shares of its Common Stock at an exercise price of $0.26 per share. The options vest quarterly starting on March 31, 2024, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2024 and expire 10 years after the date of grant.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.3	Articles of Amendment filed with Nevada Secretary of State on May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2023).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.1†	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2†	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3†	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.4†	Chilean Cobalt Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.5†	Form of Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

*	Filed herewith.
†	Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: June 14, 2024	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2024	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (Principal Financial and Accounting Officer)

