Form 10-Q
period 2024-06-30
Chilean Cobalt Corp.
filed 2024-08-19
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 19, 2024.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash	$417,317	$799,871
Prepaid expenses	66,506	57,001
Total current assets	483,823	856,872
Property and equipment, net	2,958	2,958
Total assets	$486,781	$859,830

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,070	$10,103
Accrued service expenses	17,619	10,886
Total current liabilities	41,689	20,989
Total liabilities	41,689	20,989
Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,502,145 and 43,285,716 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,350	4,329
Additional paid-in capital	33,162,364	33,081,263
Accumulated other comprehensive income	251,926	253,487
Accumulated deficit	(32,973,548)	(32,500,238)
Total stockholders' equity	445,092	838,841
Total liabilities and stockholders' equity	$486,781	$859,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$–	$–	$–	$–
Operating expenses:
General and administrative	214,425	282,090	485,764	614,622
Depreciation	–	3,685	–	6,586
Foreign currency transaction (gain) loss	664	(32)	(545)	349
Total operating expenses	215,089	285,743	485,219	621,557
Loss from operations	(215,089)	(285,743)	(485,219)	(621,557)
Interest income	4,955	10,021	11,909	10,148
Loss before income taxes	(210,134)	(275,722)	(473,310)	(611,409)
Net loss	$(210,134)	$(275,722)	$(473,310)	$(611,409)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	43,502,145	42,767,662	43,409,390	40,894,239

Comprehensive loss:
Net loss	$(210,134)	$(275,722)	$(473,310)	$(611,409)
Foreign currency translation adjustments	1,290	(1,225)	(1,561)	(957)
Comprehensive loss	$(208,844)	$(276,947)	$(474,871)	$(612,366)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Foreign currency translation	–	–	–	–	–	269	–	269
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,687)	(335,687)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,300	$(31,543,183)	$409,005
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(1,225)	–	(1,225)
Stock based compensation	–	–	–	–	89,468	–	–	89,468
Net loss	–	–	–	–	–	–	(275,722)	(275,722)
Balances at June 30, 2023	–	$–	43,285,716	$4,329	$32,877,027	$259,075	$(31,818,905)	$1,321,526

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Foreign currency translation	–	–	–	–	–	(2,851)	–	(2,851)
Stock based compensation	–	–	216,429	21	40,539	–	–	40,560
Net loss	–	–	–	–	–	–	(263,176)	(263,176)
Balances at March 31, 2024	–	$–	43,502,145	$4,350	$33,121,802	$250,636	$(32,763,414)	$613,374
Foreign currency translation	–	–	–	–	–	1,290	–	1,290
Stock based compensation	–	–	–	–	40,562	–	–	40,562
Net loss	–	–	–	–	–	–	(210,134)	(210,134)
Balances at June 30, 2024	–	$–	43,502,145	$4,350	$33,162,364	$251,926	$(32,973,548)	$445,092

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six-Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(473,310)	$(611,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	6,586
Stock based compensation	81,122	179,617
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,659)	(18,088)
Accounts payable and accrued liabilities	20,923	3,048
Net cash used in operating activities	(380,924)	(440,246)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	–	1,100,000
Net cash provided by financing activities	–	1,100,000

Effect of foreign exchange rate on cash	(1,630)	876
Net increase (decrease) in cash	(382,554)	660,630
Cash at beginning of period	799,871	630,803
Cash at end of period	$417,317	$1,291,433

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of June 30, 2024, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the six-month period and three-month period ended June 30, 2024, the Company reported a net loss of $473,310 and $210,134, respectively, and had an accumulated deficit of $32,973,548.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $417,317 as of June 30, 2024, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of June 30, 2024, and December 31, 2023, the Company’s cash balances were $417,317 and $799,871, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of June 30, 2024, and December 31, 2023, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Capitalized interest, if applicable, is amortized over the estimated useful life of the assets. For the three-months ended June 30, 2023 and 2024, we capitalized interest expense of $-0- and $-0-, respectively, and for the six-months ended June 30, 2023 and 2024, we capitalized interest expense of $-0- and $-0-, respectively.

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

Drilling and related costs at our properties as of and for the six-months ended June 30, 2024, and June 30, 2023, respectively, and the three-months ended June 30, 2024, and June 30, 2023, respectively, did not meet our criteria for capitalization.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value less cost to sell or dispose, determined based on discounted cash flows. During the six-months ended June 30, 2023 and 2024, we recorded no impairments. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

The carrying amounts for the AROs for the three-months ended June 30, 2023 and 2024 are $-0- and $-0-, respectively, and for the six-months ended June 30, 2023 and 2024 are $-0- and $-0-. If applicable, these amounts are included in “Other long-term liabilities” on the condensed consolidated balance sheets.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of June 30, 2024, and December 31, 2023, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheets.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0- million and $-0- million for the three-months ended June 30, 2023 and 2024, respectively, and $-0- million and $-0- million for the six-months ended June 30, 2023 and 2024, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the three-months and six-months ended June 30, 2024.

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

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2024, and December 31, 2023.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the six-months ended June 30, 2024, and June 30, 2023, amounted to $-0- and $6,586, respectively, and for the three-months ended June 30, 2024, and June 30, 2023, amounted to $-0- and $3,685, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Service fees	$15,194	$8,127
Employee benefits	2,000	2,083
Other	425	676
Total accrued expenses	$17,619	$10,886

6.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations do not allow for the re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of June 30, 2024, or December 31, 2023.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of June 30, 2024, and December 31, 2023, there were 43,502,145 and 43,285,716 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2024 Issuances:

During the six-months ended June 30, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor upon billing on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation is being amortized quarterly for the year of service. As of June 30, 2024, $28,136 of the stock-based compensation is reflected in the financial statements.

2023 Issuances:

During the twelve-month period ended December 31, 2023, the Company issued the following shares of common stock:

•	409,092 shares were issued to investors at $0.256666667 per share to satisfy the $105,000 “Stock to be issued” liability that existed on March 31, 2023. 3,876,624 shares were issued to investors at $0.256666667 per share for total proceeds of $995,000, during the three-month period ended March 31, 2023.
•	In aggregate, 4,285,716 shares were issued to investors for total proceeds of $1,100,000.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of June 30, 2024. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,175,000 options to purchase 1,175,000 shares of its Common Stock awarded under the 2023 Plan as of June 30, 2024. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of June 30, 2023	As of June 30, 2024
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	62.97%	67.20%
Risk-free interest rate	4.034%	5.027%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.1024 - 0.1265	$0.1251 - 0.1679

(a)	At the time of determination of expected stock volatility, the Company's securities were not currently trading on any stock exchange. The expected stock volatility was estimated using three public companies in the same industry as the Company. As the Company's securities are now trading on the OTCQB listing, future issuances will attempt to use the historical volatility of the Company to the extent that there is sufficient history and volume to produce a meaningful expected stock volatility value, otherwise, the same pre-public method using three comparable companies will be used until the history and volumes traded are sufficiently representative.

During the six-months ended June 30, 2024 and June 30, 2023, the Company recorded stock-based compensation expenses of $52,986 and $179,617, respectively, and during the three-months ended June 30, 2024 and June 30, 2023, the Company recorded stock-based compensation expenses of $26,494 and $89,468, respectively. As of June 30, 2024, the unamortized stock option expense was $89,664. The Company’s stock options had an intrinsic value of $7,055,067, based on the OTCQB published closing price for COBA of $1.25 per share as of June 30, 2024, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company has made a policy election to recognize forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at June 30, 2024 are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	$0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2024	6,786,254	$0.21
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, June 30, 2024	6,786,254	$0.21

The Company has the following options outstanding and exercisable at June 30, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	7.90
June 1, 2022	May 31, 2032	0.20	80,004	7.93
July 15, 2022	July 14, 2032	0.20	450,000	8.05
July 28, 2022	July 27, 2032	0.20	150,000	8.08
July 1, 2023	June 30, 2033	0.26	750,000	9.01
July 7, 2023	July 6, 2033	0.26	300,000	9.02
January 25, 2024	January 24, 2034	0.26	75,000	9.58
February 13, 2024	February 12, 2034	0.26	50,000	9.63
		0.21	6,786,254	8.12

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its condensed consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024, and December 31, 2023.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows. On June 30, 2024, management was not aware of any material active, pending, or threatened litigation.

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

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, business development activities, and ESG framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through August 19, 2024, we raised a total of $30,309,535 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis without any acquisition activity and very limited geological and exploration work, is approximately $98,900 for a total of $1,187,000 for the upcoming 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and are currently seeking to raise working capital of $3,000,000 to $5,000,000 with plans to raise an additional $20,000,000 by the end of this calendar year or sometime early next year. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our long-term plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2023 and 2022, we generated no revenues and reported net losses of $1,292,742 and $1,032,295, respectively, and negative cash flow from operating activities of $929,418 and $673,796, respectively. For the three-months ended June 30, 2024 and June 30, 2023, we reported net losses of $210,134 and $275,722, respectively, and negative cash flow from operating activities of $215,847 and $196,867, respectively. For the six-months ended June 30, 2024 and June 30, 2023, we reported net losses of $473,310 and $611,409, respectively, and negative cash flow from operating activities of $380,924 and 440,246, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2023 and 2022. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $32,973,548 and recurring losses from operations as of June 30, 2024. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that a baseline of approximately $1,187,000 in funds will be required. In order to move forward towards pursuing our strategic priorities of further mining rights acquisition and consolidation, along with both brownfield and greenfield exploration on existing and expected to be acquired mining concessions, and having a longer operational runway, we will require raising at least $16,000,000. The source of such funds is anticipated to come from private placements of our securities as discussed above. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the existing mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas. This is expected to cost $2,000,000 to $2,500,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that the Company has expressed interest in acquiring and the ability to close on these acquisitions is dependent on the Company’s success in achieving its capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter royalties, as applicable.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff or engage additional advisors to assist with operations. This will increase the salaries or consulting fees we pay as a part of general and administrative expenses. We also intend to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan. The general and administrative expenses are expected to be approximately $1,200,000 to $1,500,000 depending on the phases of the business plan that are able to be engaged.

We have board authorization to commence a private capital raise in order to secure the necessary funding to carry out our 12-month business plan, as indicated above. In addition, we are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera cobalt-copper project as well as other mining concessions we are evaluating within the San Juan District in northern Chile. These efforts include a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable off-take agreements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. We did not incur any exploration and development expenses during the quarter ended June 30, 2024 because the Company has been focused on raising working capital that will allow for execution of the overall plans both short-term and long-term, including exploration, acquisition and general and corporate continuance. In addition, the Company has been working diligently during the previous three months to achieve long-term objectives for debt funding through a letter of interest with the Export-Import Bank of the United States, as discussed previously, and through the establishment of a non-binding letter of intent for eventual product offtake through Glencore AG, an international commodity trading and mining company.

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

Results of Operations – Three-Months Ended June 30, 2024 Compared to the Three-Months Ended June 30, 2023

	Three-Months Ended June 30, 2023	Three-Months Ended June 30, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses	$285,743	$215,089	$(70,654)
Interest (income) expense, net	(10,021)	(4,955)	5,066
Operating Income (Loss)	(275,722)	(210,134)	(65,588)
Provision for income taxes	0	0	0
Net Income (Loss)	$(275,722)	$(210,134)	$(65,588)

Results of operations for the three-months ended June 30, 2023, compared to June 30, 2024, were improved due primarily to lower non-cash stock option compensation to directors, officers and advisors, as the larger 2022 Equity Incentive Compensation Plan awards vested by the end of 2023 and now the expenses related to the more modest 2023 Equity Incentive Compensation Plan awards are lower by comparison, along with lower contractor and legal fees paid in the second quarter of 2024 compared to 2023, but somewhat countered by higher insurance costs over the same periods. Other expenses had milder variances and were effectively offsetting, such as higher travel expense, but lower and offsetting advertising and marketing along with regulatory and filing fee costs. These variances along with nominal impacts related to other expenses amounted to an overall decrease in losses of $65,588 for the current period compared to the same period in 2023.

Results of Operations – Six-Months Ended June 30, 2024 Compared to the Six-Months Ended June 30, 2023

	Six-Months Ended June 30, 2023	Six-Months Ended June 30, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses	$621,557	$485,219	$(136,338)
Interest (income) expense, net	(10,148)	(11,909)	(1,761)
Operating Income (Loss)	(611,409)	(473,310)	(138,099)
Provision for income taxes	0	0	0
Net Income (Loss)	$(611,409)	$(473,310)	$(138,099)

Results of operations for the six-months ended June 30, 2023, compared to June 30, 2024, were improved due primarily to lower non-cash stock option compensation to directors, officers and advisors, as the larger 2022 Equity Incentive Compensation Plan awards vested by the end of 2023 and now the expenses related to the more modest 2023 Equity Incentive Compensation Plan awards are lower by comparison, along with lower contractor and legal fees paid in the first two quarters of 2024 compared to 2023, but somewhat countered by higher insurance costs over the same periods. Other expenses had milder variances and were effectively offsetting, such as higher travel expense and accounting and tax expense, but offsetting advertising and marketing costs. These variances along with nominal impacts related to other expenses amounted to an overall decrease in losses of $138,099 for the current period compared to the same period in 2023.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of June 30, 2024, our Company had cash totaling $417,317 current assets totaling $483,823 and total assets of $486,781. We had total liabilities of $41,689 (all current) and positive working capital of $442,134. Stockholders’ equity was $445,092.

Sources and Uses of Cash for the Six-Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for the six-months ended June 30, 2023 and 2024.

	Six-Months Ended June 30, 2023	Six-Months Ended June 30, 2024	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(440,246)	$(380,924)	$59,322
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	1,100,000	0	(1,100,000)
Effect of foreign exchange rate on cash	876	(1,630)	(2,506)
Net Increase (Decrease) in Cash	$660,630	$(382,554)	$(1,043,184)

Net cash used in operations

Net cash used in operating activities was $440,246 for the six-months ended June 30, 2023 versus net cash used in operating activities of $380,924 for the six-months ended June 30, 2024. The decrease in cash flow used in operating activities was primarily due to lower contractor and legal fees paid in the current period compared to the same period in the previous year with some offsetting by higher insurance costs. Other smaller impacts related to higher accounting and tax services and travel costs, which were nearly offset by lower advertising and marketing costs compared to the same period in the previous year. In addition, there were similar impacts from both lower prepaids and higher accounts payable and accrued liabilities, which offset the use of cash. Each of these roughly equivalent factors contributed to the $59,322 decrease in net cash used in operations for the current six-month period compared to the same six-month period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $-0- for the six-months ended June 30, 2023 versus net cash used in investment activities of $-0- for the six-months ended June 30, 2024. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $1,100,000 in the six-months ended June 30, 2023, which included an aggregate of $1,100,000 of proceeds for the eventual sale of an aggregate of 4,285,716 shares of common stock, versus net cash provided by financing activities for the six-months ended June 30, 2024 of $-0-.

Going Concern

Based upon our working capital of $442,134 that is less than our current year estimated annualized cash used in operating activities of $761,848, and our accumulated deficit of ($32,973,548), as of June 30, 2024, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited condensed consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended June 30, 2024 and 2023.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  Other than the possibility of borrowings from related and third parties, it should be noted that we do not have any credit agreement or source of liquidity immediately available to us, although, we do have a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States. However, there can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all..

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

If we are able to raise additional capital, we do not know with certainty what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of shares and could be at prices substantially below prices at which shares currently trade. An inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

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

Climate Change

The potential physical impacts of climate change on our operations are highly uncertain and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our future expected operations, including cobalt extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate water use reduction initiatives, more reliance on renewable energy sources and more water re-use and re-cycling, at the time of bringing products to market. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.

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

The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. It is expected that our product will contribute to the efforts of our customers to revolutionize their product lines and markets. As a key part of the EV and battery supply chain, we expect to provide cobalt-containing solutions that will help enable the growth of electric transportation and the shift away from fossil fuels. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.

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

Recently Issued Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s unaudited condensed consolidated financial statements as of June 30, 2024, and December 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has determined that a material weakness exists due to a lack of segregation of duties.

Remediation of Material Weakness

We are in the process of implementing improvements and remedial measures in response to the material weakness noted above. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its reports required to be filed with the SEC pursuant to the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information represents securities sold by us during the three-month period ended June 30, 2024 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold or issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: August 19, 2024	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (Principal Financial and Accounting Officer)

