Form 10-Q
period 2024-09-30
Chilean Cobalt Corp.
filed 2024-11-14
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2024.

CHILEAN COBALT CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$218,771	$799,871
Prepaid expenses	96,753	57,001
Total current assets	315,524	856,872
Property and equipment, net	2,958	2,958
Total assets	$318,482	$859,830

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,425	$10,103
Accrued service expenses	17,576	10,886
Total current liabilities	27,001	20,989
Total liabilities	27,001	20,989
Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,502,145 and 43,285,716 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,350	4,329
Additional paid-in capital	33,200,803	33,081,263
Accumulated other comprehensive income	252,844	253,487
Accumulated deficit	(33,166,516)	(32,500,238)
Total stockholders' equity	291,481	838,841
Total liabilities and stockholders' equity	$318,482	$859,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$–	$–	$–	$–
Operating expenses:
Cost of mineral exploration	–	56,574	–	56,574
General and administrative	195,454	336,591	681,218	951,214
Depreciation	–	1,666	–	8,252
Foreign currency transaction (gain) loss	378	(405)	(167)	(56)
Total operating expenses	195,832	394,426	681,051	1,015,984
Loss from operations	(195,832)	(394,426)	(681,051)	(1,015,984)
Interest income	2,864	11,139	14,773	21,288
Loss before income taxes	(192,968)	(383,287)	(666,278)	(994,696)
Net loss	$(192,968)	$(383,287)	$(666,278)	$(994,696)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	43,502,145	43,285,716	43,440,534	41,700,158

Comprehensive loss:
Net loss	$(192,968)	$(383,287)	$(666,278)	$(994,696)
Foreign currency translation adjustments	918	(2,815)	(643)	(3,771)
Comprehensive loss	$(192,050)	$(386,102)	$(666,921)	$(998,467)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Foreign currency translation	–	–	–	–	–	269	–	269
Stock based compensation	–	–	–	–	90,149	–	–	90,149
Net loss	–	–	–	–	–	–	(335,687)	(335,687)
Balances at March 31, 2023	–	$–	39,000,000	$3,900	$31,687,988	$260,300	$(31,543,183)	$409,005
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(1,225)	–	(1,225)
Stock based compensation	–	–	–	–	89,468	–	–	89,468
Net loss	–	–	–	–	–	–	(275,722)	(275,722)
Balances at June 30, 2023	–	$–	43,285,716	$4,329	$32,877,027	$259,075	$(31,818,905)	$1,321,526
Foreign currency translation	–	–	–	–	–	(2,815)	–	(2,815)
Stock based compensation	–	–	–	–	120,271	–	–	120,271
Net loss	–	–	–	–	–	–	(383,287)	(383,287)
Balances at September 30, 2023	–	$–	43,285,716	$4,329	$32,997,298	$256,260	$(32,202,192)	$1,055,695

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Foreign currency translation	–	–	–	–	–	(2,851)	–	(2,851)
Stock based compensation	–	–	216,429	21	40,539	–	–	40,560
Net loss	–	–	–	–	–	–	(263,176)	(263,176)
Balances at March 31, 2024	–	$–	43,502,145	$4,350	$33,121,802	$250,636	$(32,763,414)	$613,374
Foreign currency translation	–	–	–	–	–	1,290	–	1,290
Stock based compensation	–	–	–	–	40,562	–	–	40,562
Net loss	–	–	–	–	–	–	(210,134)	(210,134)
Balances at June 30, 2024	–	$–	43,502,145	$4,350	$33,162,364	$251,926	$(32,973,548)	$445,092
Foreign currency translation	–	–	–	–	–	918	–	918
Stock based compensation	–	–	–	–	38,439	–	–	38,439
Net loss	–	–	–	–	–	–	(192,968)	(192,968)
Balances at September 30, 2024	–	$–	43,502,145	$4,350	$33,200,803	$252,844	$(33,166,516)	$291,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine-Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(666,278)	$(994,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	8,252
Stock based compensation	119,561	299,888
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(39,563)	(67,468)
Accounts payable and accrued liabilities	6,023	5,515
Net cash used in operating activities	(580,257)	(748,509)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	–	1,100,000
Net cash provided by financing activities	–	1,100,000

Effect of foreign exchange rate on cash	(843)	(1,037)
Net increase (decrease) in cash	(581,100)	350,454
Cash at beginning of period	799,871	630,803
Cash at end of period	$218,771	$981,257

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a primary cobalt, secondary copper, junior mining and exploration company. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 through 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 2,635 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of September 30, 2024, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the nine-month period and three-month period ended September 30, 2024, the Company reported a net loss of $666,278 and $192,968, respectively, and had an accumulated deficit of $33,166,516.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $218,771 as of September 30, 2024, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of September 30, 2024, and December 31, 2023, the Company’s cash balances were $218,771 and $799,871, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of September 30, 2024, and December 31, 2023, because the Company's ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the nine-months ended September 30, 2024, and September 30, 2023, respectively, and the three-months ended September 30, 2024, and September 30, 2023, respectively, did not meet our criteria for capitalization.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value less cost to sell or dispose, determined based on discounted cash flows. During the nine-months ended September 30, 2023 and 2024, we recorded no impairments. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of September 30, 2024, and December 31, 2023, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheets.

Restructuring and Other Charges

We continually perform strategic reviews and assess the returns on our businesses. In the event that this results in a plan to restructure the operations of our business, we record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Additionally, in the event of restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of the carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential is adjusted and depreciation is recorded over the adjusted useful life.

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0- million and $-0- million for the three-months ended September 30, 2023 and 2024, respectively, and $-0- million and $-0- million for the nine-months ended September 30, 2023 and 2024, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the three-months and nine-months ended September 30, 2024.

Concentration of Credit Risk and of Significant Vendors

The Company maintains cash balances at financial institutions in the U.S. and Chile. The Company holds all cash balances at accredited financial institutions, in amounts that may exceed federally insured limits in the United States of America. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Recently Issued and Adopted Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2024, and December 31, 2023.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the nine-months ended September 30, 2024, and September 30, 2023, amounted to $-0- and $8,252, respectively, and for the three-months ended September 30, 2024, and September 30, 2023, amounted to $-0- and $1,666, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Service fees	$15,151	$8,127
Employee benefits	2,000	2,083
Other	425	676
Total accrued expenses	$17,576	$10,886

6.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value. On December 28, 2017, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then later converted to common stock on August 10, 2020. Once converted the provisions of the Certificate of Designations do not allow for the re-issuance of those shares. There were no shares of preferred stock issued and outstanding as of September 30, 2024, or December 31, 2023.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of September 30, 2024, and December 31, 2023, there were 43,502,145 and 43,285,716 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2024 Issuances:

During the nine-months ended September 30, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor upon billing on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation is being amortized quarterly for the year of service. As of September 30, 2024, $42,204 of the stock-based compensation is reflected in the financial statements.

2023 Issuances:

During the twelve-month period ended December 31, 2023, the Company issued the following shares of common stock:

•	409,092 shares were issued to investors at $0.256666667 per share to satisfy the $105,000 “Stock to be issued” liability that existed on March 31, 2023. 3,876,624 shares were issued to investors at $0.256666667 per share for total proceeds of $995,000, during the three-month period ended March 31, 2023.
•	In aggregate, 4,285,716 shares were issued to investors for total proceeds of $1,100,000.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of September 30, 2024. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,175,000 options to purchase 1,175,000 shares of its Common Stock awarded under the 2023 Plan as of September 30, 2024. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of September 30, 2023	As of September 30, 2024
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	62.97%	67.20%
Risk-free interest rate	4.034%	5.027%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.1024 - 0.1265	$0.1251 - 0.1679

(a)	At the time of determination of expected stock volatility, the Company's securities were not currently trading on any stock exchange. The expected stock volatility was estimated using three public companies in the same industry as the Company. As the Company's securities are now trading on the OTCQB listing, future issuances will attempt to use the historical volatility of the Company to the extent that there is sufficient history and volume to produce a meaningful expected stock volatility value, otherwise, the same pre-public method using three comparable companies will be used until the history and volumes traded are sufficiently representative.

During the nine-months ended September 30, 2024 and September 30, 2023, the Company recorded stock-based compensation expenses of $77,357 and $299,888, respectively, and during the three-months ended September 30, 2024 and September 30, 2023, the Company recorded stock-based compensation expenses of $24,371 and $120,271, respectively. As of September 30, 2024, the unamortized stock option expense was $65,293. The Company’s stock options had an intrinsic value of $8,751,630, based on the OTCQB published closing price for (OTCQB: COBA) of $1.50 per share as of September 30, 2024, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at September 30, 2024 is presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	–	n/a
Issued	5,705,004	$0.20
Expired/Forfeited	(93,750)	0.20
Exercised	–	n/a
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2024	6,786,254	$0.21
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, June 30, 2024	6,786,254	$0.21
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, September 30, 2024	6,786,254	$0.21

The Company has the following options outstanding and exercisable at September 30, 2024:

Issue Date	Expiration Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 23, 2032	0.20	4,931,250	7.65
June 1, 2022	May 31, 2032	0.20	80,004	7.67
July 15, 2022	July 14, 2032	0.20	450,000	7.79
July 28, 2022	July 27, 2032	0.20	150,000	7.83
July 1, 2023	June 30, 2033	0.26	750,000	8.76
July 7, 2023	July 6, 2033	0.26	300,000	8.77
January 25, 2024	January 24, 2034	0.26	75,000	9.33
February 13, 2024	February 12, 2034	0.26	50,000	9.38
		0.21	6,786,254	7.87

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise because of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its condensed consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024, and December 31, 2023.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows. On September 30, 2024, management was not aware of any material active, pending, or threatened litigation.

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

Overview

Chilean Cobalt Corp. is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on developing the La Cobaltera project located in the San Juan District in Northern Chile, one of the world’s few known primary cobalt districts. C3 strives to responsibly supply cobalt and other critical minerals for a sustainable future.

Given the transformational shift from internal combustion engines to electric vehicles (EVs), there has been an increase in demand for cobalt, a critical battery cathode material in lithium-ion batteries that EVs use, along with copper as well. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district and secure a distribution partner. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible. In addition, on July 3, 2024, we signed a non-binding Letter of Intent ("LOI") with a subsidiary of Glencore plc (“Glencore”) whereby Glencore will purchase all of the Company’s production of cobalt and copper minerals from the La Cobaltera project which it expects to ship to the United States or U.S. Free Trade Agreement countries. In addition, on September 6, 2024, we signed a non-binding LOI with US Strategic Metals (“USSM”) to process and refine cobalt and copper concentrate we expect to produce at our La Cobaltera project. This processing is intended to lead to the creation of battery materials and other products critical for the production of advanced materials and energy technologies. USSM plans to carry out the processing at its production facility in Missouri. We are in the early phases of due diligence pursuant to both LOI’s and the terms and conditions of the agreements to be entered into between the Company, Glencore and USSM are subject to negotiation. The objective of the three way strategic partnership between the Company, Glencore and USSM is to establish an Americas-centric cobalt and copper supply chain, connecting C3's La Cobaltera cobalt-copper project in Chile with USSM's integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for La Cobaltera concentrate at USSM's site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, business development activities, and ESG framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through November 14, 2024, we raised a total of $30,309,545 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis without any acquisition activity and very limited geological and exploration work, is approximately $89,000 for a total of $1,068,000 for the upcoming 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and are currently seeking to raise working capital of approximately $1,000,000 with plans to raise an additional $5,000,000 and then possibly $20,000,000 or more in the first half of next year. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our long-term plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2023 and 2022, we generated no revenues and reported net losses of $1,292,742 and $1,032,295, respectively, and negative cash flow from operating activities of $929,418 and $673,796, respectively. For the three-months ended September 30, 2024 and September 30, 2023, we reported net losses of $192,968 and $383,287, respectively, and negative cash flow from operating activities of $199,321 and $308,790, respectively. For the nine-months ended September 30, 2024 and September 30, 2023, we reported net losses of $666,278 and $994,696, respectively, and negative cash flow from operating activities of $580,257 and $748,509, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2023 and 2022. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $33,166,516 and recurring losses from operations as of September 30, 2024. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2023 and 2022.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that a baseline of approximately $1,068,000 in funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation, along with both brownfield and greenfield exploration on existing and expected to be acquired mining concessions, and having a longer operational runway, we will require raising at least $4,000,000 to $5,000,000. To complete mining rights acquisition and consolidation will require substantially more funding. The source of such funds is anticipated to come from private placements of our securities as discussed above. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

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

We have board authorization to commence private capital raises in order to secure the necessary funding to carry out our 12-month business plan as indicated above, which doesn’t factor in the costs of any major acquisitions. Any major acquisition and the underlying funding source would be approved at the board level as a prerequisite to closing. In addition, we are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera cobalt-copper project as well as other mining concessions we are evaluating within the San Juan District in northern Chile. These efforts include a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable off-take agreements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. We did not incur any exploration and development expenses during the quarter ended September 30, 2024 because the Company has been focused on raising working capital that will allow for execution of the overall plans both short-term and long-term, including exploration, acquisition and general and corporate continuance. In addition, the Company has been working diligently throughout the current year to achieve long-term objectives for debt funding through a letter of interest with the Export-Import Bank of the United States, as discussed previously, and through the establishment of non-binding letters of intent for eventual product offtake through Glencore AG, an international commodity trading and mining company and for product processing streams through United States Strategic Metals for eventual three-party Americas-centric cobalt and copper downstream processing.

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

Results of Operations – Three-Months Ended September 30, 2024 Compared to the Three-Months Ended September 30, 2023

	Three-Months Ended September 30, 2023	Three-Months Ended September 30, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	0	0	0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and foreign currency transaction (gain) loss	337,852	195,832	(142,020)
Exploration and development expenses	56,574	0	(56,574)
Operating Income (Loss)	(394,426)	(195,832)	(198,594)
Interest income (expense), net	11,139	2,864	8,275
Provision for income taxes	0	0	0
Net Income (Loss)	$(383,287)	$(192,968)	$(190,319)

Results of operations for the three-months ended September 30, 2023, compared to September 30, 2024, were improved due primarily to lower non-cash stock option compensation to directors, officers and advisors, as the larger 2022 Equity Incentive Compensation Plan awards vested by the end of 2023 and now the expenses related to the more modest 2023 Equity Incentive Compensation Plan awards are lower by comparison, along with lower contractor and legal and other professional services fees paid in the third quarter of 2024 compared to 2023, but somewhat countered by higher insurance costs over the same periods. Other expenses had milder variances and were effectively offsetting, such as higher regulatory costs, but lower and offsetting advertising and marketing costs. In addition, the Company had exploration costs for geo-magnetic surveying conducted during the three-months ended September 30, 2023, compared to none of these costs during the three-months ended September 30, 2024. These variances along with nominal impacts related to other expenses amounted to an overall decrease in operating losses of $198,594 for the current period compared to the same period in 2023. Interest income was much lower in 2024 compared to 2023 primarily due to lower cash balances in the current quarter compared to the same quarter last year.

Results of Operations – Nine-Months Ended September 30, 2024 Compared to the Nine-Months Ended September 30, 2023

	Nine-Months Ended September 30, 2023	Nine-Months Ended September 30, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	0	0	0
Gross Profit %	0%	0%	0%

Operating Expenses:
General and administrative expenses, depreciation and foreign currency transaction (gain) loss	959,410	681,051	(278,359)
Exploration and development expenses	56,574	0	(56,574)
Operating Income (Loss)	(1,015,984)	(681,051)	(334,933)
Interest income (expense), net	21,288	14,773	6,515
Provision for income taxes	0	0	0
Net Income (Loss)	$(994,696)	$(666,278)	$(328,418)

Results of operations for the nine-months ended September 30, 2023, compared to September 30, 2024, were improved due primarily to lower non-cash stock option compensation to directors, officers and advisors, as the larger 2022 Equity Incentive Compensation Plan awards vested by the end of 2023 and now the expenses related to the more modest 2023 Equity Incentive Compensation Plan awards are lower by comparison, along with substantially lower contractor, legal, advertising and marketing and other professional services fees paid in the first three quarters of 2024 compared to 2023, but somewhat countered by higher insurance, accounting and tax and travel costs over the same periods. In addition, the Company experienced exploration costs for geo-magnetic surveying conducted during the three-months ended September 30, 2023, compared to none of these costs during the three-months ended September 30, 2024. These variances along with nominal impacts related to other expenses amounted to an overall decrease in losses of $334,933 for the current period compared to the same period in 2023. Interest income was lower for the nine-month period in 2024 compared to 2023 primarily due to lower cash balances compared to the same period last year.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of September 30, 2024, our Company had cash totaling $218,777 current assets totaling $315,524 and total assets of $318,482. We had total liabilities of $27,001 (all current) and positive working capital of $288,523. Stockholders’ equity was $291,481.

Sources and Uses of Cash for the Nine-Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for the nine-months ended September 30, 2023 and 2024.

	Nine-Months Ended September 30, 2023	Nine-Months Ended September 30, 2024	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(748,509)	$(580,257)	$168,252
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	1,100,000	0	(1,100,000)
Effect of foreign exchange rate on cash	(1,037)	(843)	194
Net Increase (Decrease) in Cash	$350,454	$(581,100)	$(931,554)

Net cash used in operations

Net cash used in operating activities was $748,509 for the nine-months ended September 30, 2023 versus net cash used in operating activities of $580,257 for the nine-months ended September 30, 2024. The decrease in cash flow used in operating activities was primarily due to lower contractor, legal and other professional services fees paid in the current period compared to the same period in the previous year with some offsetting by higher insurance costs. Other smaller impacts related to higher accounting and tax services and travel costs, which were approximately offset by lower advertising and marketing costs compared to the same period in the previous year. In addition, the decrease in the year-to-date change in prepaids between periods, generally related to insurance premiums, while not as impacting as the decline in legal expenses, was certainly meaningful in the reduction of cash used. Each of these roughly equivalent factors contributed to the $168,252 decrease in net cash used in operations (increase in cash) for the current nine-month period compared to the same nine-month period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $-0- for the nine-months ended September 30, 2023 versus net cash used in investment activities of $-0- for the nine-months ended September 30, 2024. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $1,100,000 in the nine-months ended September 30, 2023, which included an aggregate of $1,100,000 of proceeds for the eventual sale of an aggregate of 4,285,716 shares of common stock, versus net cash provided by financing activities for the nine-months ended September 30, 2024 of $-0-.

Going Concern

Based upon our working capital of $288,523 that is less than our current year estimated annualized cash used in operating activities of $998,012, and our accumulated deficit of ($33,166,516), as of September 30, 2024, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited condensed consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended September 30, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

There are not any recently issued and adopted accounting pronouncements that have a material impact on the Company’s unaudited condensed consolidated financial statements as of September 30, 2024, and December 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon his evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has determined that a material weakness exists due to a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information represents securities sold by us during the three-month period ended September 30, 2024 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold or issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

CHILEAN COBALT CORP.

Dated: November 14, 2024	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (Principal Financial and Accounting Officer)

