Form 10-K
period 2024-12-31
Chilean Cobalt Corp.
filed 2025-04-02
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were 28,229,259 shares of common stock, $0.0001 value per share, outstanding that were held by non-affiliates. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last closing price of $1.2465 per share of the registrant’s common stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was $35,187,771.

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 2, 2025.

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

i

PART I

ITEM 1. BUSINESS

Our Company

Chilean Cobalt Corp. (“Chilean Cobalt,” the “Company,” “C3,” “we,” “our,” “ours” or “us”) is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on the La Cobaltera cobalt-copper project, located in the San Juan District in northern Chile, one of the world’s few known primary cobalt districts. Chilean Cobalt has a deliberate focus on building a dynamic and sustainable business with an emphasis on applying leading environmental stewardship, social engagement, and corporate governance practices to its strategy. La Cobaltera is a district-scale opportunity across Chilean Cobalt’s 2,635 hectares of 100% owned and unencumbered mining property situated in the San Juan District in northern Chile (Atacama Region III), a historic mining district with numerous past-producing mines and excellent infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide and sulphide resources with evidence of gold at depth across several known exploration and development targets district-wide. In this Annual Report on Form 10-K, unless the context indicates otherwise, “Chilean Cobalt,” the “Company,” “C3,” “we,” “our,” “ours” or “us” refer to Chilean Cobalt Corp., a Nevada corporation, and its sole subsidiary, Baltum Mineria SpA.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district and to finalize an offtake and downstream processing partner. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible. In addition, on July 3, 2024, we signed a non-binding Letter of Intent (“LOI”) with a subsidiary of Glencore plc (“Glencore”) whereby Glencore will purchase all of the Company’s production of cobalt and copper minerals from the La Cobaltera project which it expects to ship to the United States or U.S. Free Trade Agreement countries. In addition, on September 6, 2024, we signed a non-binding LOI with US Strategic Metals (“USSM”) to process and refine cobalt and copper concentrate we expect to produce at our La Cobaltera project. This processing is intended to lead to the creation of cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. USSM plans to carry out the processing at its production facility in Missouri. We are in the early phases of due diligence pursuant to both LOI’s and the terms and conditions of the agreements to be entered into between the Company, Glencore and USSM are subject to negotiation. The objective of the three-way strategic partnership between the Company, Glencore and USSM is to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera cobalt-copper project in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for La Cobaltera concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through April 2, 2025, we raised a total of $31,309,545 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $111,000 for a total of $1,332,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to raise an additional $5,000,000 and then possibly $20,000,000 or more in the second half of the year. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2024 and 2023, we generated no revenues and reported net losses of $882,574 and $1,292,742, respectively, and negative cash flow from operating activities of $791,706 and $929,418, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2024 and 2023. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $33,382,812 and recurring losses from operations as of December 31, 2024. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.”

Our Market Opportunity

Our market opportunity is driven by the dramatic growth in lithium-ion battery applications and greater electrification, as well as the legacy superalloy markets.

Over the past few decades, the development of lithium-ion battery technology has revolutionized the way the world powers devices, from smartphones and tablets to electric vehicles and grid-level energy storage solutions. From initial development in the 1980s, lithium-ion battery technology has rapidly advanced due to high energy density, long lifespan, and ability to efficiently recharge. As global demand continues to increase for portable electronic devices, electric vehicles (EVs) and other forms of transportation, and other renewable energy solutions, these batteries have become important components in many products and industries.

It is estimated that lithium-ion battery demand will grow by about 27% per year through 2030. This rate of growth is significant, and affects many different raw materials.

Lithium-ion Battery Demand is Expected to Grow by about 27%

Annually to Reach around 4,700 GWh by 2030

Source: McKinsey & Company, Battery 2030: Resilient, sustainable, and circular, January 16, 2023 Article, Exhibit 1

Of course, there are different chemistries for lithium-ion batteries, based on applications and consumer tastes and preferences. Due to cobalt’s ability to enhance the energy density, stability, and longevity of a lithium-ion battery, it is used in several specific battery chemistries. The addition of cobalt helps provide thermal stability for the structure of the battery cathode, which increases the battery’s lifespan and avoids the risk of overheating and fires. Cobalt also contributes to greater energy density, which makes cobalt-containing batteries ideal for smaller, lighter applications such as smartphones, tablets, and electric vehicles.

The current split of battery chemistries is divided almost evenly between cobalt-containing cathodes (NCM, nickel-cobalt-manganese; NCA, nickel-cobalt-aluminum; and LCO, lithium-cobalt oxide) and cathodes without cobalt (LFP, lithium-iron-phosphate).

Electric Vehicle Battery Chemistries

Source: Bank of America Global Research, 2024

Cobalt’s use in batteries has been reduced on average due to it being one of the single most expensive raw materials for manufacturing a lithium-ion battery, and due to the majority of cobalt being sourced from the Democratic Republic of the Congo (DRC), a jurisdiction that suffers from poor environmental standards and unsavory employment practices (including forced labor) at some cobalt mining operations.

Despite these successful efforts to reduce cobalt’s use in various battery chemistries, the aggregate growth in demand has outpaced the drop in cobalt use per unit. Benchmark Mineral Intelligence estimates that cobalt usage in cathode chemistries from 2020 to 2026 is expected to decrease by 60%, but overall cobalt demand is expected to increase by 4x.

Cobalt Demand (tpa) vs Average Cobalt Density in Battery Cells (kg/kWH)

Source: Benchmark Mineral Intelligence, 2019

While this chart has not been updated recently, we believe it remains the best representation of the history and future forecast. Despite less cobalt being used in batteries on average, the aggregate growth in demand has outpaced this ‘thrifting,’ and is expected to continue. Due to this rapid growth, cobalt demand from the lithium-ion battery sector has outpaced demand from all other sectors, with battery demand (EV + portables) now making up over 70% of total annual cobalt demand.

Cobalt Demand by Sector (trillion USD)

Source: The Cobalt Institute, August 2024, Cobalt Market Overview Q2 2024, by Benchmark Mineral Intelligence

Source: The Cobalt Institute, February 2025 Factsheet, referencing Cobalt Institute Market Report 2023

Similar to cobalt, the copper market presents another opportunity for Chilean Cobalt, although the copper market is much larger (nearly 10x larger), and with more diverse end markets. While there is some copper used in lithium-ion batteries in the form of copper foil, this is not a large driver of demand. Instead, electrification is the largest driver, with 37% of world copper demand being used in electrical grids, followed by construction and appliances – both of which include copper wiring and coils that are used in electrical applications.

Copper Consumption by End Use

Source: RBC Capital Markets, 2025

Our Planned Products

We are a primary cobalt and secondary copper resource exploration and development company with operations in northern Chile. Chile is the leading copper-producing country in the world.

Our Strengths

Experienced, Proven Management Team

Chilean Cobalt’s management team and partner network have extensive industry, process, and financial expertise and a proven track record of analyzing, negotiating, structuring, financing, and progressing project development within the junior mining and exploration space.

Positive Jurisdiction for Investments

Chilean Cobalt’s operations are located in Chile. Chile is a country that is a mining-friendly jurisdiction and presently has free trade agreements, economic association and cooperation agreements in place with many Western countries, including the US. The Company has fostered good industry and Government relations and has received Government support at all levels. Due to Chile’s longstanding mining history, Chilean Cobalt has access to very good infrastructure in terms of roads, water and electricity.

Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC

Chilean Cobalt’s management believes that the Company holds a potentially world-class, scarce mining project with a robust demand profile. Only one primary cobalt mine operates globally (Bou Azzer mine in Morocco). Morocco is not even in the top 10 list for cobalt production by country. In 2024, 76% (220 kilotonnes) of global cobalt supply was sourced from the Democratic Republic of the Congo (“DRC”), according to the US Geological Survey (“USGS”). It is estimated that as much as one-fifth of the cobalt mined in the DRC comes from small-scale artisanal mines, many of which rely on forced labor. In 2024, Indonesia was second in production with almost 28,000 tonnnes (10%). It is believed the production in Indonesia could increase a further five-fold by 2030, but more concerning, the process used to extract cobalt is through high pressure acid leaching (“HPAL”), which has negative environmental repercussions for the island nation and its neighbors. Security and reliability of supply is critically important for EV battery and car manufacturers, and supply risk is high due to the geographic concentration of existing cobalt mines. Historical mine operations and production data associated with the San Juan District in Chile lowers the risk that would be associated with a greenfield project and likely increases the speed of execution. The resource has the potential to be a Tier-1 asset, and the unique characteristics of the spatial layout of the resource allow for effective use of multiple mining techniques and processing technologies.

Low-Cost Provider, Extensive Process Technology and Know-How

Chilean Cobalt’s operating team, including its outside consultants, is comprised of a host of professionals with decades of financial, geological and mining experience and expertise. As the Company adds to the overall La Cobaltera strategic plan, the scope of our services and materials will expand, providing opportunities to increase the pipeline.

Culture of Safety and Sustainability

Safety and sustainability are core values of our business and a critical part of our value proposition. Chilean Cobalt is developing sustainability goals, measures, and targets that are aligned with the Initiative for Responsible Mining Assurance (“IRMA”) principles, in addition to applicable laws and regulations. We believe our commitment to safety and sustainability is part of what will make us a preferred supplier and customer within the lithium-ion battery ecosystem.

Management Experience

Our management team, including management advisory consultants, has extensive experience in financial asset management, energy materials and deal structuring. Specifically, we have significant experience in energy materials, from resource exploration and development through commercialization and closure.

Duncan T. Blount, Board Chairperson and Chief Executive Officer of Chilean Cobalt, is responsible for Company leadership and all strategic aspects of the business. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining Chilean Cobalt, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. and was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. (now called Redwheel) and Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-Executive Director for Decklar Resources, Inc. He also serves on the Advisory Board of Ocean Minerals LLC and on the Index Committee of the EQM Lithium & Battery Technology Index (BATTIDX). In addition, he previously served on the boards for Ponce de Leon Mining LLC, Kuscan Minerals SA and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jeremy McCann Chief Operating Officer of Chilean Cobalt, is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on the transformational shift in the way the world produces, stores, distributes and consumes energy, and Chilean Cobalt. He has held these roles since inception in 2017. He is responsible for all operational aspects of Chilean Cobalt business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Jim Van Horn, Chief Financial Officer of Chilean Cobalt, is responsible for all financial aspects of the business. Prior positions include Interim Chief Financial Officer and Chief Compliance Officer - Sigma for Mercer Global Advisors and Chief Financial Officer and Chief Compliance Officer for Sigma Investment Management Company. Jim received a post-baccalaureate certificate in Accounting from Portland State University in Portland, Oregon and graduated with a B.S. in Chemical Engineering from Oregon State University in Corvallis, Oregon. Jim has maintained his Certified Public Accounting license with the State Board of Accountancy for the State of Oregon since May 1999.

Andy Sloop, Chief Sustainability Officer and Director of Chilean Cobalt, is responsible for all sustainability-related aspects of the business. He is a recognized sustainability expert with over 30 years of experience in developing and managing innovative programs and initiatives across the public, private, and non-profit sectors. Prior to his current roles, from 2016-2024, he was Global Director of Zero Waste & Circularity at Nike, where he drove strategic improvements in Nike’s manufacturing supply chain sustainability practices. Since July 2024, he’s served as a strategic advisor to Airbuild, a pioneering cleantech company that has developed a multi-functional bio-panel that sequesters carbon, generates renewable energy, filters water, and produces a value-added biomass material. Andy graduated with a B.A. in Philosophy, Politics and Economics from Pomona College and MBA from Atkinson Graduate School of Management at Willamette University. He is also ASQ Six Sigma Green certified in Quality Management and continuous improvement.

Dr. Lawrence W. Snee, Executive Vice President of Exploration of Chilean Cobalt, is responsible for all exploration-related aspects of the business. He is a Certified Professional Geologist and Qualified Person with over 40 years of global experience as a specialist in field geology, mineral resources, petrology, geochemistry, isotope geology, structural geology, tectonics, economic geology, and the geology of world gemstone deposits. Prior positions include Dr. Snee previously served as Geological Director for John T. Boyd Company, Exploration Manager for Crest International Investments, and VP of Exploration and Executive Director for Central Asian Minerals and Resources. From 1974 – 2006, he was Research Scientist and Team Chief Scientist at the US Geological Survey (“USGS”), where he was a manager of over 100 scientists, technicians, and administrative personnel, including serving as the Chief Scientist for the National Cooperative Geologic Mapping Team in Lakewood, CO. Dr. Snee has over 300 publications covering a wide range of geologic subjects. He has done geological consulting in the U.S., Afghanistan, Tajikistan, Egypt, Chile, China, Colombia, Guatemala, Brazil, Mexico, and southeastern Europe. He has supervised more than 50 graduate students, both U.S. and foreign, and he has hosted two Fulbright Fellows from Pakistan. Dr. Snee received his PhD and MS in Geology from The Ohio State University and his BS in Geology, Biology, and Chemistry from Florida State University.

Our Industry

Lithium-ion Batteries

The shift to more of an electrified global economy is already underway. This change is comparable to the industrial revolution and the rise of the internet in the 1990s, both of which had profound impacts on economics and daily life. Consumer electronics was the first major industry to experience the trend toward electrification, and now, the growth in electric vehicles (“EVs”) is gaining momentum, with the EV market expected to experience continued growth in the near-term. Energy grid storage will also play an essential role in supporting the scaling up of renewable energy sources. This will require large-scale expansion in energy storage capacity. We believe that the best available technology for doing this now and for the foreseeable future is the lithium-ion battery (“LIB”), especially when weight and size are major considerations. This is why LIB technology is the energy storage of choice when it comes to e-mobility. Next-generation EV battery technology is still going to be LIB based, with innovation likely centering on the anode and electrolyte solution. The cathode has seen most of the innovation to date.

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

Cobalt applications can be divided into two primary categories: chemical and metallurgical. Based on research by the Benchmark Minerals Institute on behalf of the Cobalt Institute for 2024, the batteries market, including consumer batteries (“portables”, such as smartphones, tablets, other electronic devices) and EVs, accounts for 71% of overall cobalt demand, including the majority of overall cobalt demand growth since 2020. Metallurgical cobalt is the second largest cobalt consuming market at approximately 13% of overall cobalt demand. This is used primarily to produce superalloys consisting of cobalt combined with other metals such as nickel and/or iron. These alloys are surface stable and resistant to heat, corrosion and oxidation, which makes them valuable to and widely used by the aerospace, electricity generation, aircraft, medical, automotive, and military-related industries. Other applications for metallurgical cobalt include hard metals and diamond tools, catalysts in oil and gas refinement, and pigments.

Cobalt in Lithium-ion Batteries

Lithium-ion batteries that contain cobalt have high energy density, making them lightweight and efficient in terms of energy delivered relative to size, which helps to maximize EV driving range. Cobalt’s properties also give it distinct advantages in improving the longevity and safety of lithium-ion batteries, as its tight molecular compound structure allows for a high cycling ability – shorter recharge times and more charging and recharging cycles, and its high heat capacity provides good thermal stability to battery chemistries, making them safer.

Cobalt in Defense and Aerospace

Additionally, cobalt plays a crucial role in defense and aerospace applications due to its exceptional properties that include high heat resistance, corrosion resistance, and strength. In these critical industries, cobalt alloys are often used to manufacture critical components that must withstand extreme conditions, such as jet engine turbine blades and rocket motors. Cobalt’s ability to maintain its structural integrity at high temperatures makes it essential in the production of advanced propulsion systems. Additionally, cobalt is used to develop hard metal alloys and coatings for various defense-related technologies including armor-piercing ammunition and missile systems. Given these characteristics, cobalt’s role in defense and aerospace industries is indispensable, making it a strategic commodity and critical mineral for the US, China, and other governments around the world.

Industry Demand

Cobalt demand has remained robust, and continues to increase 10-15% annually, well above historical trends, according to Bank of America Global Research. As the chart below shows, cobalt demand growth from traditional industries (namely, superalloys and hard metals) increased well over figures from the last decade.

2018-2024 Global Cobalt Demand by Downstream (10,000 mt in metal content)

Source: SMM, 2024

Industry Supply

Cobalt is a rare metal, comprising only 0.001% of the earth’s crust, though widely dispersed and commonly found and obtained in association with other mining activities. More commonly, low concentrations of cobalt are found in ores of iron, nickel, copper, silver, manganese, zinc, and arsenic. Cobalt is usually mined as a by-product of either nickel, copper, or other more abundant metals. Most cobalt production is ultimately dependent on the production of copper and nickel, and the mined ore often contains only 0.1% - 0.5% elemental cobalt. Global cobalt reserves are estimated by the United States Geological Survey as of January 2024 to be about 11.0 million tonnes with 55% of these reserves located in the DRC. As a comparison, the US reserves were listed at only 70,000 tonnes or 0.6% of the overall world estimated reserves.

Per USGS estimates, mined cobalt production for 2024 was 290,000 tonnes. As stated earlier in the “Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC” section, relative to 2024 figures approximately 76% of the current supply comes from the DRC. The next largest mining producer of cobalt is Indonesia, with around a 10% market share, but growing as it continues to ramp up production using HPAL processes.

Due to weak cobalt prices, the world’s largest producer, CMOC, has also provided conservative 2025 production guidance, signaling flat production versus 2024 figures. In response to low prices, the DRC government plans to introduce a temporary (four months) cobalt export ban to stabilize prices, and the Indonesian government has announced a likely reduction in its nickel ore mining quota, which will also impact short-term cobalt supply due to its role as a by-product of nickel extraction.

World Mine Cobalt Production and Reserves (mt)

Source: US Geological Survey, 2025

Industry Supply, Demand, and Pricing Dynamics

In 2024, the cobalt market remained in surplus, with production increasing by nearly 22%, largely driven by expansions of copper-cobalt projects in the Democratic Republic of the Congo (DRC) and new nickel-cobalt laterite projects in Indonesia. Major producers, including CMOC Group Ltd. (owner of key DRC projects Tenke-Fungurume and Kisanfu) and Chinese investors in Indonesia, now control a significant portion of global cobalt supply, strengthening their market share and influence over the industry. Many of these mining projects, particularly those in Indonesia, are integrated with downstream processing, making them more price inelastic, and insulated from weak prices.

This production surplus during 2024, resulted in a 17% drop in cobalt prices, which are now near a 100-year low (inflation-adjusted), as noted by BMO Capital Markets in a 2025 report. This low-price environment has resulted in the deferral and cancellation of several key projects, including the only project in the United States, further constraining supply outside of Chinese control.

The combination of increased mined supply from specific, Chinese-owned projects and weaker prices has led to a flattening out of global cobalt production growth. With limited new projects coming online and fewer economic incentives for exploration, the market appears poised for a shift towards price recovery. We believe that the oversupply caused by incremental additions from primary copper and nickel projects is starting to correct, creating potential for upward price movement as the market rebalances in the medium-term.

Looking ahead, cobalt’s fundamentals are expected to improve as supply growth slows and demand from lithium-ion batteries and metal alloys remains strong. By 2026-2027, the cobalt market is likely to return to balance with potential for a supply deficit, supported by resilient demand growth and strategic stockpiling in key regions like China and the US. This timeline aligns well with Chilean Cobalt’s development plans for La Cobaltera and the broader San Juan district, where we are poised to contribute to primary cobalt production – from a project with no Chinese ownership or influence.

Cobalt Supply and Demand Balance

Source: Bank of America Global Research, 2024

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

Property Disclosures

As it relates to the material property details for the La Cobaltera Project, Chilean Cobalt and Baltum, are exploration-stage companies and all areas described are exploration-stage areas of the overall property.

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

Existing Infrastructure: La Cobaltera Project Area

281965
297580
318772
N
ATACAMA REGION
HUASCO
SANTIAGO
Huasco Port
6836411
5836411
Legend
Railway
Road
Road
Social Influence Area
Transmission Line
281965
297580
318772

Source: Baltum, 2019

Water sources are generally from onsite wells, when available for smaller needs, trucked into the area for employee use and consumption, or derived from seawater for direct processing use or after first being desalinated, if a pipeline is constructed for transporting the water from the nearby ocean to the site. Both Chilean Cobalt and Baltum are highly sensitive to the social impact of water usage in a dry, drought-prone area and strives to leverage sources that minimize the impact to the local population and the environment.

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

The mining concessions that comprise the La Cobaltera Project are depicted in the following map:

Owned Full Exploitation Mining Concessions

12/14/2022
Legend
Google Earth

COBALTERA 3, 1 to 300 (300 hectares); COBALTERA 4, 1 to 300 (300 hectares); COBALTERA 5, 1 to 264 (264 hectares); COBALTERA 6, 1 to 270 (270 hectares); COBALTERA 7, 1 to 200 (200 hectares); COBALTERA 8, 1 to 269 (269 hectares); COBALTERA 9, 1 to 200 (200 hectares); COBALTERA 10, 1 to 207 (207 hectares); COBALTERA 11, 1 to 200 (200 hectares); COBALTERA 12, 1 to 189 (189 hectares); COBALTERA 13A, 1 to 2 (2 hectares); COBALTERA 13B, 1 to 8 (8 hectares); COBALTERA 13C, 1 to 9 (9 hectares); COBALTERA 13D, 1 to 23 (23 hectares); COBALTERA 13E, 1 to 11 (11 hectares); COBALTERA 13F, 1 to 14 (14 hectares); COBALTERA 14, 1 to 3 (3 hectares); MANUEL TRES [3] 1 to 13 (13 hectares); MANUEL 4 1/60 (60 hectares); SAN RAMON 1 to 10 (93 hectares). In aggregate, the material mining property is 2,635 hectares. To retain the full exploitation status properties described above, Baltum must pay the Chilean Treasury Department annual patent fees (estimated to be approximately $29USD per hectare in 2025, but for which the Company could potentially qualify for a continuing reduction down to approximately one quarter of that rate for the 2026 and/or tax years beyond that by meeting certain mining activity incentive criteria, however, the rate could potentially double, if none of the mining activity incentive criteria are met in advance of the assessment point for the 2029 tax levy).

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

Baltum may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

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

Corporate History

On December 4, 2017, Chilean Cobalt Corp. (“Chilean Cobalt”) was incorporated in the state of Nevada.

On January 3, 2018, Chilean Cobalt formed a direct, wholly-owned Chilean operating subsidiary, named Baltum Mineria SpA (“Baltum”).

Founder Shares

On December 4, 2017, in connection with the incorporation of Chilean Cobalt on December 4, 2017, Chilean Cobalt issued 11,666,667 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $0.0001 per share (for an aggregate of $1,166.67 of proceeds) to Genlith, Inc. in a private placement under Rule 506(b) of Regulation D of the Securities Act of 1933, as a amended (the “Securities Act”).

Acquisition of Mining Concessions in Northern Chile’s Atacama region

In January 2018, Chilean Cobalt entered into a stock purchase agreement pursuant to which Chilean Cobalt agreed to sell to investors 5,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $1.00 per share for gross proceeds of $5,000,000. The proceeds from this stock purchase agreement funded the acquisition of mining concessions to develop premier cobalt and copper projects in Northern Chile’s Atacama region.

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

Private Placement in 2019– Common Stock

During the period from March 2019 through June 2019, Chilean Cobalt issued 2,900,000 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of Chilean Cobalt with four separate shareholders of Chilean Cobalt.

During September 2019, Chilean Cobalt issued 3,383,625 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $1.45 per share.

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

Share Exchange in 2020 – Common Stock

On August 10, 2020, Chilean Cobalt issued 4,000,000 shares (pre-forward split) of common stock to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Share Exchange in 2020 – Common Stock for Convertible Debt

On August 18, 2020, Chilean Cobalt issued 3,000,000 shares (pre-forward split) of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Rights Issuance in 2020 – Common Stock

During the period from August 24, 2020 through September 17, 2020, Chilean Cobalt issued 1,000,000 shares (pre-forward split) of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

Private Placement in 2021 – Common Stock

On December 31, 2021, Chilean Cobalt issued 41,667 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Private Placement in 2022 – Common Stock

During the period from January 2022 through April 2022, Chilean Cobalt issued 1,958,333 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

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

Genlith, Inc. Distribution of Chilean Cobalt Shares of Common Stock to Shareholders of Genlith, Inc.

On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares (pre-forward split) of common stock of Chilean Cobalt held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of capital stock of Chilean Cobalt.

Appointment of VStock Transfer, LLC as Transfer Agent

On May 20, 2022, Chilean Cobalt entered into that certain Transfer Agent and Registrar Agreement with VStock Transfer, LLC, whereby VStock Transfer, LLC agreed to act as the transfer agent of Chilean Cobalt.

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

Private Placement in 2023 - Common Stock

On April 12, 2023, Chilean Cobalt issued 1,428,572 shares (pre-forward split) of common stock at a purchase price of $0.77 per share (for an aggregate of $1,100,000 of proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

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

Recent Developments

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

Private Placement in 2024/2025 – Series B Convertible Preferred Stock

During the period from December 2024 through January 2025, the Company issued 2,222,225 shares of Series B Convertible Preferred Stock at a purchase price of $0.45 per share (for an aggregate of $1,000,001.25 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Issuance of Stock Options under 2023 Equity Incentive Plan

On January 17, 2025, the Company granted options to purchase an aggregate of 395,000; 150,000; 25,000; and 75,000 shares of common stock at an exercise price of $0.50 per share to officers/management, directors, advisors and advisory board members, respectively, of the Company in recognition of their services to the Company. Such granted options for officers/management, directors and advisors are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on March 31,2025, June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026. Such granted options for advisory board members are subject to vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

Organizational Structure

The following is a current organizational chart of our Company:

Employees

As of April 2, 2025, we had 3 full-time employees and 2 part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”), on our subsidiary Baltum Mineria SpA (“Baltum”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

Description of Properties

Our corporate offices are located at 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. Genlith, Inc. founder of the Company and former shareholder, allows the Company to share this office at no cost by verbal agreement among the two entities.

Baltum’s corporate offices are located at Los Militares, Street No. 5620, Office No. 905, Las Condes, Metropolitan Region, Chile.

Competition

We expect to compete globally against a number of other cobalt and copper producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, sustainability factors and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.

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

When we have advanced further in our explorations or move into production, we will be subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our planned products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our future mine extraction operations and certain other assets at the end of their useful life. In addition, our future production facilities will require numerous operating permits. Due to the nature of these requirements and changes in our planned operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations. The Company does not currently have any production facilities in place as these are all in the future planning stages at this time and accordingly, the Company has not yet started the permit process in respect to such planned production facilities.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

•	We are in the early stages of our operations;

•	We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023;

•	Our current cash resources will not allow us to become profitable and will only allow us to fund operations for a limited period of time;

•	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position;

•	Global pandemics may adversely impact our business and financial condition;

•	Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles;

•	Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability;

•	Our research and development efforts may not succeed, and our competitors may develop more effective or successful products;

•	Cobalt and copper prices can be volatile, especially due to changes in supply;

•	We face competition in our business;

•	Our planned production development efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties;

•	We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs;

•	The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues;

•	We have substantial international operations, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations;

•	Our planned cobalt and copper extraction and planned production operations in Chile will expose us to specific political, financial and operational risks;

•	Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations;

•	We may not satisfy prospective customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our planned products to meet certain quality standards;

•	Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our planned products, our business, financial condition and our results of operations;

•	Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management;

•	Some of our employees may be unionized or could be employed subject to local laws that are less favorable to employers than the laws of the United States;

•	Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment;

•	Theft of our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations;

•	We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we intend to produce;

•	Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks;

•	A shortage of equipment and supplies and/or the time it takes such items to arrive at our projects could adversely affect our ability to operate our business;

•	Mining development and processing operations pose inherent risks and costs that may negatively impact our business;

•	Failure to adequately manage our growth may seriously harm our business;

•	If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business;

•	Our future operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations;

•	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members;

•	Our business and financial results may be adversely affected by various legal and regulatory proceedings;

•	We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business;

•	Environmental regulations could require us to make significant expenditures or expose us to potential liability;

•	We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed;

•	An active trading market for our common stock may not develop and you may not be able to resell your shares at or above the price which you paid; and

•	The Company’s stock price may be volatile.

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

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.

For the fiscal years ended December 31, 2024 and 2023, we reported net losses of $882,574 and $1,292,742, respectively, and negative cash flow from operating activities of $791,706 and $929,418, respectively. As of December 31, 2024, we had an aggregate accumulated deficit of $33,382,812. We expect our operating expenses to significantly increase over the next several years as we expand our operations and infrastructure, both domestically and internationally, and hire additional personnel. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.

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

We anticipate that our expenses over the next twelve months will be approximately $1,332,000 for the full implementation of our business plan including light exploration, research and development expenses, general & administrative expenses, and working capital and general corporate purposes. Based on our current cash on hand, we may be delayed or forced to cease operations within 12 months unless we are able to raise approximately $530,000.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

On December 31, 2024, we had a cash balance of approximately $331,309, a working capital surplus of approximately $434,587, and an accumulated deficit of approximately $33,382,812. In January 2025, we received an additional $747,443 of cash from $73,431 of subscriptions receivable and $674,012 of additional issuances of Series B Convertible Preferred Stock at $0.45 per share. Even if we are able to generate substantial revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. If we are unable to raise capital it could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities, such as the Series B Convertible Preferred Stock sold during December 2024 to January 2025, or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

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

Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in the Company prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. As of the date of the distribution, Genlith, Inc. no longer holds equity in the Company. This may cause potential conflicts of interests arising from Mr. Levinson’s roles as a Director on the Board of the Company and as CEO of Genlith, Inc. For example, Mr. Levinson’s priorities in relation to his roles as Director on the Board of the Company and as Chairman and officer of Genlith Inc. may not always coincide, as the priorities of the Company and Genlith, Inc, may also not always coincide, and Mr. Levinson may seek to cause Genlith, Inc. to take courses of action that are more beneficial to Genlith, Inc. than the Company, which could involve risks to the Company and our stockholders or adversely affect us or our stockholders. As an example, there could arise a business opportunity in the future that would be beneficial to both Genlith, Inc., as well as to the Company, and Mr. Levinson may cause either the Company or Genlith, Inc. to take action in connection with such opportunity that would be more beneficial to Genlith, Inc. than the Company, which could deprive the Company of such opportunity and would adversely affect us and our stockholders. Further, Mr. Levinson may face conflicts of interest in allocating his time among the Company and Genlith Inc., which could cause him to allocate less time to the Company. Additionally, Genlith, Inc. allows the Company to share its office at no cost by verbal agreement among the two entities. In his role as Chairman and officer of Genlith Inc., Mr. Levinson may decide to cause Genlith Inc. to cease providing the office space to the Company, which would negatively affect the Company as the Company would have to seek out new office space.

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

We anticipate producing cobalt and copper concentrates and/or intermediates for application in a diverse range of end-products, including electric vehicle batteries and for a wide variety of industrial, pharmaceutical, aerospace, electronic and polymer applications. Our growth is largely dependent upon the continued adoption by consumers of products utilizing rechargeable storage batteries, particularly electric vehicles, which contain cobalt and copper compounds which we plan to produce. If the market for products utilizing rechargeable storage batteries, particularly electric vehicles, does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected positively or negatively by numerous external factors, such as:

•	governmental laws, rules and regulations (including, without limitation, any court or executive orders);

•	tax and economic incentives, charges or fees (including, without limitation, any tax deductions, credits, or tariffs);

•	rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (such as range per charge, battery cycle continuity, autonomous functionality and audio-video integration), quality, safety, performance, cost, and post-purchase value stability and resale opportunity;

•	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles; and

•	volatility in the cost of oil and gasoline.

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

The prices of cobalt have been, and may continue to be, volatile. In the future, we seek to manage volatility through the sale of cobalt concentrates and/or intermediates and by entering into long-term contracts with our customers; however, such efforts may not be successful. We expect that prices for the cobalt and copper concentrates and/or intermediates we plan to manufacture will continue to be influenced by various factors, including worldwide supply and demand as well as the business strategies of major producers. As discussed earlier in the “Industry Supply, Demand and Pricing Dynamics” section, we expect cobalt’s fundamentals to improve as supply growth slows and demand from lithium-ion batteries and metal alloys remains strong, although there is a high degree of uncertainty about the status of new cobalt production capacity expansion projects being developed by current and potential competitors. Further declines in cobalt prices could have a material adverse effect on our business, financial condition and results of operations. The pricing for copper may also be volatile. This volatility may become more pervasive as demands within the lithium-ion battery channels increase, further constraining sources of copper from countries and producers meeting the requirements for important environmental objectives.

We face competition in our business.

We expect to compete globally against a number of other cobalt and copper producers. Competition is based on several key criteria, including technological capabilities, service, product performance and quality, sustainability factors and price. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain greater operating and financial flexibility. If we fail to compete effectively, we may be unable to retain or expand our market share, which could have a material adverse effect on our business, results of operations and financial condition.

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

We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2024 and December 31, 2023, approximately 11% and 13%, respectively, of our operational costs were denominated in a currency other than the U.S. Dollar (primarily the Chilean peso). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.

Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. The Chilean peso has generally declined in value over the past couple of years, and we currently do not hedge foreign currency risks associated with the Chilean peso due to the limited availability and high cost of suitable derivative instruments.

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

We and our subsidiaries are also subject to rules and regulations related to anti-bribery, anti-corruption (such as the Foreign Corrupt Practices Act), anti-money laundering, trade sanctions and export controls. Subject to any possible enforcement actions or inquiries, compliance with such laws may be costly and violations of such laws may carry substantial penalties.

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

Our current exploration operations and planned production and extraction operations in Chile will expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•	Political and financial risks that are typical of developing countries, including: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; social activism; and changing political norms, currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, Chile. In particular, changes in mining or investment policies or shifts in political attitude in Chile concerning mining may adversely affect our planned operations or profitability. There can be no assurance that future governments of Chile will not impose greater state control of cobalt resources, or take other actions that are adverse to us. Within the past seven years, Chile has faced sluggish growth, primarily based on dependence on commodity exports (such as copper), fluctuating inflation, concerns over income equality and recent political instability. To date, the Company has not experienced any inflationary pressures that have materially impacted the Company’s operations.

•	Risks associated with the loss or depletion of mineral deposits. Our primary source for cobalt and copper for our exploration activities are the owned mining concessions. In order to maintain our exploration capabilities, and for future production and extraction capabilities, we will need to replace or supplement our cobalt resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Due to the current trend of growth in the cobalt industry, there is no assurance that we will be able to discover or acquire new and valuable cobalt and copper resources, or that the actual planned production results will match the expected results.

•	Risks of certain natural disasters. Our cobalt and copper exploration and planned production facilities will be located in a seismically active region in northwest Chile. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Chile.

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

The long-term profitability of our future operations will be, in part, related to our ability to continue to economically and reliably obtain resources, including energy, raw materials, and finished products. Our raw material and energy costs could be volatile and may increase significantly. We may enter into long-term contracts for most of our planned products and these contracts are often at fixed prices or otherwise do not permit us to pass on increased costs in sale prices immediately or at all. To the extent we are unable to obtain such resources or to pass on increases in the prices of energy and raw materials to our customers, our financial condition and results of operations could be materially and/or adversely affected. In addition, we expect to source a significant portion of our intermediate and finished products through contract manufacturing arrangements. An inability to obtain these products or execute under these arrangements would adversely impact our ability to sell products and could have an adverse effect on our business, financial condition and results of operations.

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

Some of our employees may be unionized or could be employed subject to local laws that are less favorable to employers than the laws of the United States.

As of April 2, 2025, we had 3 full-time employees and 1 part-time employee. A number of our future employees will be employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights will require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most employees in Chile are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Other similar companies have had to negotiate wage increases for employees with the union because of inflation in South American countries and Chilean Cobalt may have to do so in the future, which is typical for all companies with unions in Chile.

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

Theft of our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Protection of our proprietary processes, methods, formulations, and compounds, the incorporation of such formulations and compounds into various products and other technology is important to our business. Although our existing processes and future products may not be protected or protectable by patents, we generally rely on the intellectual property laws of the United States and certain other countries in which our planned products will be produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. Additionally, the patent, trade secret and trademark laws of some countries, or their enforcement, may not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

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

We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we intend to produce.

We have not yet established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the minerals that we intend to produce. Until we have established proven or probable reserves, there may be greater inherent uncertainty as to whether or not mineralized material can be economically obtained as originally planned and anticipated. Because we do not have any proven or probable reserves, there can be no assurance that a commercially viable deposit exists to support our production capacity in the future, which could have a material adverse effect on our business, financial condition and future results of operations.

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

We plan to grow our business as rapidly as possible. If we do not effectively manage our future growth, the quality of our anticipated cobalt and copper concentrates and/or intermediates may suffer, which could negatively affect our reputation and demand for our prospective cobalt and copper concentrates and/or intermediates. Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

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

Our future revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. For example, the concept of impact Materiality, related to a company’s reporting for impacts on the economy, environment and people, will eventually create a double materiality standard, when combined with financial materiality, which could cause risks emanating from the level of overall required disclosures, for which Chilean Cobalt would expect to mitigate based on its proactive approach to sustainability and its alignment with emerging leading global standards. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

In the ordinary course of business we are required to obtain and renew governmental permits for our current limited operations at our projects. We will also need additional governmental permits to accomplish our long-term plans to mine cobalt and copper under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan we may propose in the future, delay or stop us from proceeding with the development of our projects or increase the costs of development or production, any or all of which may materially and/or adversely affect our business, prospects, results of operations, financial condition and liquidity.

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

As of the present time, there has been a steadily growing public market, but certainly not a liquid and active trading market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price that you paid or at the time that they would like to sell.

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

The market price of the Company’s common stock has been and is likely to continue being highly volatile. The market price could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. Pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 43,502,145 shares of our common stock outstanding as of April 2, 2025, 34,276,107 shares could be presently tradable without restriction. Given the likely limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

We do not currently have independent audit or compensation committees, although all directors currently constitute the Company’s audit committee. As a result, our officers and directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Baltum’s corporate offices are located at Los Militares, Street No. 5620, Office No. 905, Las Condes, Metropolitan Region, Chile.

We believe that these locations are suitable and adequate for our current operations.

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

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”),on our subsidiary Baltum Mineria SpA (“Baltum”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on the Company’s business, financial position or results of operations.

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

We can provide no assurance that our common stock will continue to be traded on the OTC Markets or that a robust and liquid public market will materialize.

Holders

As of the date of this Annual Report on Form 10-K, there were 71 holders of record of our common stock. Because certain shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC. VStock’s telephone number is (212) 828-8436.

Dividend Policy

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Use of Proceeds from the Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during our fiscal year ended December 31, 2024.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the period from December 2024 through January 2025, the Company issued 2,222,225 shares of Series B Convertible Preferred Stock at a purchase price of $0.45 per share (for an aggregate of $1,000,001.25 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On January 17, 2025, the Company granted options to purchase an aggregate of 395,000; 150,000; 25,000; and 75,000 shares of common stock at an exercise price of $0.50 per share to officers/management, directors, advisors and advisory board members, respectively, of the Company in recognition of their services to the Company. Such granted options for officers/management, directors and advisors are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on March 31,2025, June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026. Such granted options for advisory board members are subject to vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

The foregoing share issuances were made in transactions exempt from the registration requirements of the Securities Act, under Regulation S, Regulation D, and Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock, preferred stock or other securities during our fiscal year ended December 31, 2024.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt” and “C3”) and including its subsidiaries, the (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included elsewhere in this Annual Report on Form 10-K.

Overview

Chilean Cobalt Corp. is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on the La Cobaltera cobalt-copper project in northern Chile, one of the world’s few primary cobalt districts. Chilean Cobalt strives to responsibly supply cobalt and other critical minerals for a sustainable future.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district and to finalize an offtake and downstream processing partner. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible. In addition, on July 3, 2024, we signed a non-binding Letter of Intent (“LOI”) with a subsidiary of Glencore plc (“Glencore”) whereby Glencore will purchase all of the Company’s production of cobalt and copper minerals from the La Cobaltera project which it expects to ship to the United States or U.S. Free Trade Agreement countries. In addition, on September 6, 2024, we signed a non-binding LOI with US Strategic Metals (“USSM”) to process and refine cobalt and copper concentrate we expect to produce at our La Cobaltera project. This processing is intended to lead to the creation of cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. USSM plans to carry out the processing at its production facility in Missouri. We are in the early phases of due diligence pursuant to both LOI’s and the terms and conditions of the agreements to be entered into between the Company, Glencore and USSM are subject to negotiation. The objective of the three-way strategic partnership between the Company, Glencore and USSM is to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera cobalt-copper project in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for La Cobaltera concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through April 2, 2025, we raised a total of $31,309,545 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $111,000 for a total of $1,332,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to raise an additional $5,000,000 and then possibly $20,000,000 or more in the second half of the year. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2024 and 2023, we generated no revenues and reported net losses of $882,574 and $1,292,742, respectively, and negative cash flow from operating activities of $791,706 and $929,418, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2024 and 2023. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $33,382,812 and recurring losses from operations as of December 31, 2024. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $1,332,000 in funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation, along with both brownfield and greenfield exploration on existing and expected to be acquired mining concessions, and having a longer operational runway, we will require raising at least $4,000,000 to $5,000,000. To complete mining rights acquisition and consolidation will require substantially more funding. The source of such funds is anticipated to come from private placements of our securities as discussed in the Overview above. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas. This is expected to cost approximately $2,000,000 to $2,500,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that the Company has expressed interest in acquiring and the ability to close on these acquisitions is dependent on the Company’s success in achieving its capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter royalties, as applicable.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff or engage additional advisors to assist with operations. We also intend to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan. The general and administrative expenses are expected to be approximately $1,000,000 to $1,250,000, depending on the phases of the business plan that are able to be engaged.

We have board authorization for up to a $5,000,000 private raise and there are another 677,775 shares of Series B Convertible Preferred Stock that are authorized and could be issued to raise additional capital for meeting the requirements of our 12-month business plan. However, any major acquisition and the underlying funding source would need to be approved at the board level as a prerequisite to closing. In addition, we are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera cobalt-copper project as well as other mining concessions we are evaluating within the San Juan District in northern Chile. These efforts include a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable off-take agreements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. We did not incur any exploration and development expenses during the quarter ended December 31, 2024 because the Company has been focused on raising working capital that will allow for execution of the overall plans both short-term and long-term, including exploration, acquisition and general and corporate continuance. In addition, the Company worked diligently throughout the previous year to achieve long-term objectives for debt funding through a letter of interest with the Export-Import Bank of the United States, as discussed previously, and through the establishment of non-binding letters of intent for eventual product offtake through Glencore AG, an international commodity trading and mining company and for product processing streams through United States Strategic Metals for eventual three-party Americas-centric cobalt and copper downstream processing. In the first half of 2025, the Company is working diligently towards an Artificial Intelligence (“AI”) trial exploration campaign expecting to engage multiple vendors in an attempt to collaboratively further their technology and acquire more strategic exploration data related to our concessions.

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

Results of Operations – Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended December 31, 2023	Year Ended December 31, 2024	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$59,463	$0	$(59,463)
General and administrative expenses	1,253,504	899,005	(354,499)
Interest (income) expense, net	(29,491)	(16,431)	13,060
Operating Income (Loss)	(1,283,476)	(882,574)	400,902
Provision for income taxes	0	0	0
Gain (loss) on retirement/sale of assets	(9,266)	0	9,266
Net Income (Loss)	$(1,292,742)	$(882,574)	$410,168

Operating losses for the year-ended December 31, 2024, compared to December 31, 2023, were down due primarily to lower contractor cash compensation, due to the passing of Ignacio Moreno in September 2023, in addition to lower non-cash option compensation to directors, officers and advisors, lower advertising and marketing costs from less conference attendance fees, both lower legal costs and other professional service costs to non-legal professionals as the public listing process had completed in 2023, higher insurance premiums, due to the transition of the Company to its own D&O policy as a public company for only part of 2023, but all of 2024. These aggregate decreases were slightly offset by higher non-cash stock compensation for other professional services in 2024, that weren’t incurred at all in 2023. In addition, mineral exploration costs for GeoMagDrone surveying of the greenfield areas in the previous year, compared to none in the current year, added to the decrease in costs. There were nominal affects related to other expenses with all factors indicated amounting to the overall cost decrease of $410,168.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of December 31, 2024, our Company had cash totaling $331,309 current assets totaling $469,156 and total assets of $472,114. We had total liabilities of $34,569 (all current) and positive working capital of $434,587. Stockholders’ equity of $437,545.

Sources and Uses of Cash for the Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for the years ended December 31, 2023 and 2024.

	Year Ended December 31, 2023	Year Ended December 31, 2024	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(929,418)	$(791,706)	$137,712
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	1,100,000	325,995	(774,005)
Effect of foreign exchange rate on cash	(1,514)	(2,851)	(1,337)
Net Increase (Decrease) in Cash	$169,068	$(468,562)	$(637,630)

Net cash used in operations

Net cash used in operating activities was $929,418 for the year ended December 31, 2023 versus net cash used in operating activities of $791,706 for the year ended December 31, 2024. The decrease in cash flow used in operating activities was primarily due to lower contractor services costs in 2024 compared to 2023 for strategic contractors, legal and other professional service providers. In addition, mineral exploration costs were paid in the previous year, compared to no costs in this area for the current year. Each of these factors contributed to the $137,712 decrease in net cash used in operations for the current year compared to the previous year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the year ended December 31, 2023 versus net cash used in investment activities of $0 for the year ended December 31, 2024. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $1,100,000 in the year ended December 31, 2023, which included an aggregate of $1,100,000 of proceeds for the sale of an aggregate of 4,285,716 shares of common stock versus net cash provided by financing activities in the year ended December 31, 2024 of $325,995 which included an aggregate of $325,989 of proceeds for the sale of an aggregate 724,420 shares of preferred stock for $252,558 in cash and $73,431 in subscriptions receivable; and $6 in proceeds for nominal adjustments to prior issuances.

Going Concern

Based upon our working capital of $434,587 that is less than our current year cash used in operating activities of $791,706, and our accumulated deficit of ($33,382,812), as of December 31, 2024, we require additional equity and/or debt financing to continue our operations. While we did subsequently receive $674,012 in proceeds for issuance of an additional 1,497,805 shares of preferred stock in January 2025, this funding still isn’t necessarily expected to cover our plan of operations for the next year. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023.

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

Public Company Expenses

We expect to incur direct, incremental selling, general and administrative expenses as a result of being a publicly traded company, including, but not limited to, where applicable, increased scope of our operations and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to shareholders, tax return preparation, independent registered public accounting firm fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. Some of these direct, incremental selling, general and administrative expenses are not yet applicable in our historical results of operations.

Climate Change

The potential physical impacts of climate change on our operations are highly uncertain and are specific to the geographic circumstances of areas in which we operate. These may include changes in rainfall and storm patterns and intensities, droughts and water shortages, changing sea levels and changing temperatures, and an increase in the number and severity of weather events and natural disasters. These changes may have a material adverse effect on our future operations, including cobalt extraction and production processes, as well as transportation of raw materials and delivery of products to customers. We may also face more stringent customer and regulatory requirements to accelerate water use reduction initiatives, more reliance on renewable energy sources and more water re-use and re-cycling. Climate change may also exacerbate socio-economic and political issues around the world and have other direct impacts to ecosystems, human health and quality of life, ranging from destruction of habitats to air, water and land quality to growing incidences of famines, pandemics and population shifts.

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

The growing concerns about climate change and related increasingly stringent regulations may provide us with new or expanded business opportunities. Our future product contributes to the efforts of our customers to revolutionize their product lines and markets. As a key part of the EV and battery supply chain, we would eventually be providing cobalt-containing solutions that help enable the growth of electric transportation and the shift away from fossil fuels. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increases, we will continue to monitor the market and offer solutions where we have appropriate technology.

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

Principal Accounting Policies and Related Financial Information

Refer to Note 3. “Summary of Significant Accounting Policies Basis of Presentation” in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s current financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chilean Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chilean Cobalt Corp. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

April 2, 2025

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$331,309	$799,871
Subscriptions receivable	73,431	–
Prepaid expenses	64,416	57,001
Total current assets	469,156	856,872
Property and equipment, net	2,958	2,958
Total assets	$472,114	$859,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,128	$10,103
Accrued service expenses	16,441	10,886
Total current liabilities	34,569	20,989
Total liabilities	34,569	20,989
Commitments and contingencies	–	–
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 724,420 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	72	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,502,145 and 43,285,716 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4,350	4,329
Additional paid-in capital	33,565,165	33,081,263
Accumulated other comprehensive income	250,770	253,487
Accumulated deficit	(33,382,812)	(32,500,238)
Total stockholders’ equity	437,545	838,841
Total liabilities and stockholders’ equity	$472,114	$859,830

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Years Ended	For the Years Ended
	December 31,	December 31,
	2024	2023

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–
Operating expenses:
Cost of mineral exploration	–	59,463
General and administrative	900,147	1,244,918
Depreciation	–	8,556
Foreign currency transaction (gain) loss	(1,142)	30
Total operating expenses	899,005	1,312,967
Loss from operations	(899,005)	(1,312,967)
Interest expense	358	(379)
Interest income	16,073	29,870
Loss before income taxes	(882,574)	(1,283,476)
Loss on retirement/sale of assets	–	(9,266)
Net loss	$(882,574)	$(1,292,742)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted-average number of shares outstanding:
Basic and diluted share count	43,456,021	42,099,806

Comprehensive loss:
Net loss	$(882,574)	$(1,292,742)
Foreign currency translation adjustments	(2,717)	(6,544)
Comprehensive loss	$(885,291)	$(1,299,286)

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2022	–	$–	39,000,000	$3,900	$31,597,839	$260,031	$(31,207,496)	$654,274
Issuance of Common Stock in a private placement	–	–	4,285,716	429	1,099,571	–	–	1,100,000
Foreign currency translation	–	–	–	–	–	(6,544)	–	(6,544)
Stock based compensation	–	–	–	–	383,853	–	–	383,853
Net loss	–	–	–	–	–	–	(1,292,742)	(1,292,742)
Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Issuance of Series B Convertible Preferred Stock	724,420	72	–	–	325,917	–	–	325,989
Issuance of Common Stock in a private placement	–	–	–	–	6	–	–	6
Foreign currency translation	–	–	–	–	–	(2,717)	–	(2,717)
Stock based compensation	–	–	216,429	21	157,979	–	–	158,000
Net loss	–	–	–	–	–	–	(882,574)	(882,574)
Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(882,574)	$(1,292,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	8,556
Loss on asset disposal	–	9,266
Stock based compensation	158,000	383,853
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(80,845)	(36,476)
Accounts payable and accrued liabilities	13,713	(1,875)
Net cash used in operating activities	(791,706)	(929,418)
Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	325,989	–
Proceeds from issuance of Common Stock	6	1,100,000
Net cash provided by financing activities	325,995	1,100,000
Effect of foreign exchange rate on cash	(2,851)	(1,514)
Net increase in cash	(468,562)	169,068
Cash at beginning of period	799,871	630,803
Cash at end of period	$331,309	$799,871

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of December 31, 2024, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the year ended December 31, 2024, the Company reported a net loss of $882,574, and had an accumulated deficit of $33,382,812.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $331,309 as of December 31, 2024, the Company may not have sufficient financial resources to continue its operations for the next 12 months, in spite of the additional $748,443 received in cash December 31, 2024, from “preferred stock issued” as indicated in Note 10. “Subsequent Events”. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the years ended December 31, 2024 and 2023, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	2024	2023
Shares issuable upon conversion of Series B Convertible Preferred Stock	724,420	–
Shares issuable upon exercise of stock options	6,420,629	5,770,629
Total	7,145,049	5,770,629

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities, as necessary, and to determine fair value disclosures of financial instruments on a recurring basis.

Consistent with Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), assets and liabilities that are required to be recorded at fair value are done so at the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring fair value, and consistent with the fair value hierarchy in ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs consistent with the following fair value hierarchy:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

For assets and liabilities measured at fair value when there is limited or no observable market data, management applies judgment to estimate fair value and considers factors such as current pricing policy, the economic and competitive environment, the characteristics of the asset or liability, and other factors. The amounts estimated by management cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Inherent limitations in any such fair value calculation technique, including changes in discount rates, estimates of future cash flows, and other underlying assumptions, could significantly affect the results of current or future value.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the applicability of accrued expenses and volatility used in the determination of stock-based expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. There have been no changes in estimates during the periods presented. Actual results could differ from the Company’s estimates and those differences may be material.

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of December 31, 2024, and December 31, 2023, the Company’s cash balances were $331,309 and $799,871, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Subscriptions Receivable and Stock Compensation

The Company typically reflects subscriptions receivable in stockholders’s equity, unless there is substantial evidence of the intent and ability of the subscriber to pay the amounts in a reasonable amount of time, in which case the subscriptions receivable are instead reflected as an asset on the balance sheet.

The subscriptions receivable of $73,431 was reflected as an asset on the balance sheet as of December 31, 2024, as the amounts were received from the subscribers within days after year-end, which was considered substantial evidence of the intent and ability of the subscribers to pay the amounts in a reasonable amount of time.

The Company reflects stock based compensation at the intrinsic value of the compensation ratably across the periods in which the compensation is earned. When stock is issued for services, the intrinsic value of the stock issued is amortized ratably over the period in which the compensation is earned. In the initial period of amortization, the amortized portion is reflected in preferred or common stock, as applicable, for both shares and the full par value with any residual reflected in additional paid-in capital. The amortization for each subsequent period is reflected entirely in additional paid-in capital.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of December 31, 2024, and December 31, 2023, because the Company’s ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

Property and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Acquired property, plant and equipment are recognized at their estimated fair value. Capitalized costs may include computers, vehicles, furniture and fixtures, machinery, and equipment, and are depreciated using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives or the useful life of the individual assets. Useful lives range from 3 to 10 years. Capitalized costs may also include buildings or improvements to land, which if applicable, have useful lives ranging from 20 to 40 years.

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

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production and are expensed due to a lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Costs for exploration, evaluation, and pre-development, including drilling costs related to those activities (discussed further below), and repairs and maintenance on capitalized property and equipment are charged to operations as incurred.

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

Drilling and related costs at our properties as of and for the years ended December 31, 2024, and December 31, 2023, respectively, did not meet our criteria for capitalization.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value less cost to sell or dispose, determined based on discounted cash flows. During the years ended December 31, 2023 and 2024, we recorded no impairments. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

Environmental Obligations

We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used.

Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (“OM&M”). If applicable, such reserves are based on our best estimates for these OM&M plans. Over time we could incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of any recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at environmental sites change over time. If applicable, such additional OM&M costs could be significant in total but would be incurred over an extended period of years.

Environmental remediation charges represent the costs for continuing charges associated with environmental remediation at operating sites from previous years and from products that are no longer manufactured and are currently not applicable.

Leases

The Company determines if an arrangement is a lease at the inception of the contract. If applicable, our operating leases are included in Operating lease right-of-use (“ROU”) assets, operating lease liabilities – current, and Operating lease liabilities – long term in the consolidated balance sheets. The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit interest rate, we utilize an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of December 31, 2024, and December 31, 2023, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0.0- million and $-0.0- million for the years ended December 31, 2023 and 2024, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company’s wholly owned subsidiary is subject to foreign corporate tax in foreign taxing jurisdictions. We do not provide income taxes on the equity in undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the year ended December 31, 2024.

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

Segment Reporting

The Company has not yet begun generating revenues from its planned principal operations and operates as a single reportable segment for its cobalt-copper project in Chile. The chief operating decision maker is the Company’s chief executive officer, who assesses the performance based on total expenses, cash flows and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Chile.

Recently Issued and Adopted Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s current financial position and results of operations.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the years ended December 31, 2024, and December 31, 2023, amounted to $-0- and $8,556, respectively. Loss on retirement of assets for the years ended December 31, 2024, and December 31, 2023, amounted to $-0- and $9,266, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Service fees	$14,000	$8,127
Employee benefits	2,000	2,083
Other	441	676
Total accrued expenses	$16,441	$10,886

6.	Stockholders’ Equity

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

On December 26, 2024, a Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 26,000,000 shares of Series B Convertible Preferred Stock. Then on December 29, 2024, an amended and restated Certificate of Designations was resolved and approved by the board and signed into being that authorized the issuance of 2,900,000 shares of Series B Convertible Preferred Stock (an increase of 300,000 shares), among other terms and conditions. The Certificate of Designations allows for anti-dilution and major exempt issuance protection and all shares convert to their common stock equivalent as of December 31, 2025.

There were no shares of Series A Convertible Preferred Stock and 724,420 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2024, or December 31, 2023, respectively.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of preferred stock:

•	724,420 shares of Series B Convertible Preferred were issued to investors at $0.45 per share for total proceeds of $325,989. Of the $325,989 in proceeds, $258,558 was received in cash by December 31, 2024 and $73,431 was reflected as Subscriptions Receivable at December 31, 2024 and all amounts due were received in cash by shortly after year-end. Also, see Note 10. “Subsequent Events” for details of preferred stock issuances that occurred after December 31, 2024.

2023 Issuances:

During the year ended December 31, 2023, no shares of preferred stock were issued by the Company.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2024, and December 31, 2023, there were 43,502,145 and 43,285,716 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor upon billing on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation was amortized quarterly for the year of service. As of December 31, 2024, all $56,272 of the stock-based compensation is reflected in the financial statements as non-cash expense.

2023 Issuances:

During the year ended December 31, 2023, the Company issued the following shares of common stock:

•	4,285,716 shares were issued to investors at $0.256666667 per share for total proceeds of $1,100,000.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of December 31, 2024. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,175,000 options to purchase 1,175,000 shares of its Common Stock awarded under the 2023 Plan as of December 31, 2024. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of December 31, 2023	As of December 31, 2024
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	74.00%	67.20%
Risk-free interest rate	5.474%	5.027%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.1679 - 0.1679	$0.1251 - 0.1251

(a)	At the time of determination of expected stock volatility, the Company’s securities were not currently trading on any stock exchange. The expected stock volatility was estimated using three public companies in the same industry as the Company. As the Company’s securities are now trading on the OTCQB listing, future issuances will attempt to use the historical volatility of the Company to the extent that there is sufficient history and volume to produce a meaningful expected stock volatility value, otherwise, the same pre-public method using three comparable companies will be used until the history and volumes traded are sufficiently representative.

During the years ended December 31, 2024, and December 31, 2023, the Company recorded stock-based compensation expenses of $101,728 and $383,853, respectively. As of December 31, 2024, the unamortized stock option expense was $40,922. The Company’s stock options had an intrinsic value of $1,965,376, based on the OTCQB published closing price for (OTCQB: COBA) of $0.50 per share as of December 31, 2024, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at December 31, 2024, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2024	6,786,254	$0.21

The Company has the following options outstanding and exercisable at December 31, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 24, 2022	May 24, 2032	0.20	4,931,250	7.40
June 1, 2022	June 1, 2032	0.20	80,004	7.42
July 15, 2022	July 15, 2032	0.20	450,000	7.54
July 28, 2022	July 28, 2032	0.20	150,000	7.58
July 1, 2023	July 1, 2033	0.26	750,000	8.50
July 7, 2023	July 7, 2033	0.26	300,000	8.52
January 25, 2024	January 25, 2034	0.26	75,000	9.07
February 13, 2024	February 13, 2034	0.26	50,000	9.13
		0.21	6,786,254	7.62

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024, and December 31, 2023.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. On December 31, 2024, management was not aware of any material active, pending, or threatened litigation.

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

	December 31,
Rate Reconciliation	2024	2023
Pre-tax book loss	$(882,574)	$(1,292,742)

Provision at statutory rate	(247,000)	(362,000)
Change in valuation allowance	247,000	362,000
Total tax expense (benefit) current and deferred	$–	$–

As of December 31, 2024, the Company had federal, state and foreign net operating loss carryforwards of approximately $5,800,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards based on an assessment that is it more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2024 and 2023. The December 31, 2024 and 2023, results of operations include an increase in our valuation allowance of $247,000 and $362,000, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken a formal analysis of 26 C.F.R. Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control.

9.	Related Party Activity

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) have power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for the services of Felipe Quinzio during the years ended December 31, 2024 and December 31, 2023 and for accounting services provided by NyD since July 2024. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were no amounts owed by Baltum to either NyD or QA at December 31, 2024 or December 31, 2023. Baltum incurred legal expenses provided by QA of $6,568 and $200 for the years ended December 31, 2024 and December 31, 2023, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $35,098 and $30,722 for the years ended December 31, 2024 and December 31, 2023, respectively. In addition, Baltum directly reimbursed Felipe Quinzio for $-0- and $177 of business expenses paid by him in the years ended December 31, 2024 and December 31, 2023, respectively.

10.	Subsequent Events

Preferred Stock Issued

Since December 31, 2024, the Company has issued 1,497,805 shares of Series B Convertible Preferred Stock at a price of $0.45 per share for proceeds of $674,012. In addition, since December 31, 2024, the Company has received $74,431 of cash in satisfaction of the subscriptions receivable on the Company’s balance sheet as of December 31, 2024. Overall cash proceeds of $748,443 have been received since December 31, 2024.

Stock Options Awarded

On January 17, 2025, the Company granted stock options to purchase an aggregate of 645,000 shares to directors, management, consultants and advisory board members at an exercise price of $0.50. For the 570,000 shares to directors, management and consultants, the options vest quarterly starting on March 31, 2025, for 12.5% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2026 and expire in 10 years from the date of grant. For the 75,000 shares to advisory board members, the options vest quarterly starting on March 31, 2025, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2025 and expire in 10 years from the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 6, 2024, the Audit Committee of the Company, approved the dismissal of BF Borgers CPA PC (“Borgers”), which was then serving as the independent registered public accounting firm of the Company, effective immediately. The Company subsequently notified Borgers of the dismissal.

The reports of Borgers on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that each report on the Company’s consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern based on the Company’s recurring losses from operations and need for additional capital to fund its current operating plan. During the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through May 6, 2024, the effective date of Borgers’ dismissal, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers would have caused Borgers to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On May 16, 2024, the Company engaged Fruci & Associates II, PLLC (“Fruci”) to serve as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company authorized the engagement of Fruci on May 15, 2024. During the Company’s two most recent fiscal years (ended December 31, 2023 and December 31, 2022) and the subsequent interim period (January 1, 2024 to May 16, 2024) prior to the engagement of Fruci, neither the Company, nor anyone on the Company’s behalf consulted Fruci with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties and lack of sufficient overall statement of internal controls over financial reporting. Currently, management contracts with an outside certified public accountant to assist the Company with preparation of its filings required pursuant to the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Positions Held	Initial Term of Office
Duncan T. Blount	41	Chief Executive Officer, President and Board Chairperson of Chilean Cobalt	July 2022

Jim Van Horn	59	Chief Financial Officer of Chilean Cobalt	January 2022

Jeremy McCann	46	Chief Operating Officer and Secretary of Chilean Cobalt	December 2017

Greg Levinson	51	Director of Chilean Cobalt	December 2017

Andy Sloop	58	Chief Sustainability Officer and Director of Chilean Cobalt	October 2021

Geraldine Barnuevo	47	Independent Director of Chilean Cobalt	July 2023

Fiona Clouder	63	Independent Director of Chilean Cobalt	July 2023

Executive Officers and Directors

Duncan T. Blount. Mr. Blount has served as the Chief Executive Officer and Board Director of Chilean Cobalt since July 2022, including Board Chairperson since January 2024. Mr. Blount has over 15 years of experience focused on global natural resources. From 2017 until joining Chilean Cobalt, he was CEO and Director of Decklar Resources, Inc. (“DKL.V”), a TSX-V listed Nigeria-focused independent oil & gas exploration and development company. Prior to DKL.V’s focus on Nigeria, it was named Asian Mineral Resources Ltd. and was focused on a nickel-copper-cobalt mine in Vietnam. Prior to these corporate executive roles, Mr. Blount spent a decade in the investment management industry focused on natural resources in emerging markets. During this time, he held roles at RWC Partners Ltd. and Everest Capital Ltd., where he was responsible for developing commodity and natural resources portfolio strategy. Duncan presently serves as a Non-executive Director for Decklar Resources, Inc. He also serves on the Advisory Board of Ocean Minerals LLC. In addition, he previously served on the boards for Kuscan Minerals SA, Ponce de Leon Mining LLC and AMR Nickel Ltd. Duncan graduated with an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jim Van Horn, CPA. Mr. Van Horn has served as the Chief Financial Officer of Chilean Cobalt since January 2022. From July 2020 to December 2021, he was in between positions and focusing on family and personal wellbeing. From December 2018 to June 2020, Mr. Van Horn served as the interim CFO and Chief Compliance Officer for Sigma Investment Management Co. upon acquisition by and transition to Mercer Global Advisors. From May 2005 to December 2018, he served as the Chief Financial Officer and Chief Compliance Officer of Sigma Investment Management Co. Mr. Van Horn holds a post-baccalaureate degree in Accounting from Portland State University. Mr. Van Horn has been licensed as a CPA in the state of Oregon since 1999. Mr. Van Horn also holds a B.S. in Chemical Engineering from Oregon State University.

Jeremy McCann. Mr. McCann has served as the Chief Operating Officer, Secretary and Treasurer of Chilean Cobalt since December 4, 2017. Mr. McCann previously served from December 4, 2017, January 31, 2022, May 6, 2022, and April 25, 2022, respectively, as a Director, member of the audit committee, chairperson of the audit committee and member of the environmental, social and governance committee of Chilean Cobalt until his resignation from the board on July 6, 2023. Jeremy McCann is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on the transformational shift in the way the world produces, stores, distributes and consumes energy, and the Company. He has held these roles since inception in 2017. He is responsible for all operational aspects of Company business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Greg Levinson. Mr. Levinson has served as a Director of Chilean Cobalt since December 2017. Mr. Levinson has served as a member of of our audit committee since January 31, 2022. Mr. Levinson has served as the chairman of our audit committee since July 6, 2023. Mr. Levinson previously served as President and Chief Executive Officer and Board Chairperson of Chilean Cobalt since December 4, 2017 to July 14, 2022 and January 26, 2024, respectively. From November 27, 2017 to the present, Mr. Levinson serves as Chief Executive Officer, President and Chairman of the Board and director of Genlith, Inc., a holding company focused on clean energy, energy materials, and battery technology. Genlith, Inc. formerly held a majority interest in Chilean Cobalt prior to distributing such interest to Genlith, Inc.’s shareholders on a pro rata basis in May 2022. From 2008 to December 2017, he served as the CEO of Schooner Investment Group, a manager of hedged SEC registered funds. Prior to 2008, Mr. Levinson spent 15 years within the multi-strategy hedge fund and proprietary trading community and served as an asset manager specializing in convertible arbitrage, equity, and derivative strategies at Polaris Advisors which he founded. From 1995 to 2002, prior to his hedge fund work, Mr. Levinson was a Managing Director at BNP/Paribas, leading groups in both proprietary trading and client managed assets. He joined BNP after graduating from The Wharton School of The University of Pennsylvania in 1995, with a B.S. in Economics and a concentration in Finance.

Andy Sloop. Mr. Sloop has served as the Chief Sustainability Officer and Board Director since January 17, 2025. Prior to that Mr. Sloop served as an independent director of Chilean Cobalt since October 21, 2021. Mr. Sloop has also served as a member of our audit committee since January 31, 2022, a member of our environmental, social and governance committee since April 25, 2022 and as the chairman of the environmental, social and governance committee since May 6, 2022. Mr. Sloop served as the Global Director of Zero Waste & Circularity at Nike from May 2016 until June 2024, where he drove strategic improvements in Nike’s manufacturing supply chain sustainability practices. He has served as a strategic advisor to Airbuild, a pioneering cleantech company since July 2024. He graduated with a B.A. in Philosophy, Politics and Economics from Pomona College and MBA from Atkinson Graduate School of Management at Willamette University. He is also ASQ Six Sigma Green Certified in Quality Management and Continuous Improvement.

Independent Directors

Geraldine Barnuevo. Ms. Barnuevo has served as an independent director of Chilean Cobalt since July 7, 2023. Ms. Barnuevo also serves as a member of our environmental, social and governance committee since the date of her acceptance to the board on July 7, 2023. Ms. Barnuevo has served as the the Vice President of Operational Sustainability at GE Aerospace, since 2022. Prior to that, she worked at General Motors from 2008 to 2022 in a variety of roles of increasing responsibility, where she led GM’s sustainability strategy and initiatives in the areas of sustainability reporting, stakeholder engagement, corporate goals monitoring and strategies focusing on reducing environmental and social impact as well as improving organizational performance. She graduated with a B.S. in Environmental Engineering from Universidad International SEK in Quito, Ecuador, master’s degree in Environmental Engineering from University of Illinois, and MBA from Oakland University.

Fiona Clouder. Ms. Clouder has served as an independent director of Chilean Cobalt since July 7, 2023. Ms. Clouder also has served as an interim non-voting consultant to our environmental, social and governance committee since September 2023. Ms. Clouder has wide experience across Latin America as a diplomat and now through her work in the private sector. Ms. Clouder was the UK’s Ambassador to Chile from 2014 to 2018; and then Regional Ambassador, Latin America and Caribbean, COP26, from 2020 to 2022, driving diplomatic engagement, at the top of governments and business, for a Net Zero world. Ms. Clouder continues to focus on Latin America, business links and government relations. She is a Senior Advisor to Appian Capital Advisory, she works with the Ambassador Partnership and with Deheza. She is also a Distinguished Fellow of RUSI (Royal United Services Institute), Chairman of the Angio Chilean Society and a Board member of Canning House, the UK’s leading forum on Latin America.

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

Fiona Clouder - Our board believes that Ms. Clouder’s qualifications to serve on our board include her extensive experience in diplomatic matters with Chile and wider international relations in particular her expertise in business and the responsible handling of environmental, social and governance matters.

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

Audit Committee

On January 31, 2022, our Board of Directors established the audit committee and named Jeremy McCann, Greg Levinson and Andy Sloop as members of the audit committee. On May 6, 2022, our Board of Directors adopted our audit committee charter and appointed Jeremy McCann as the Chairman of the audit committee. Greg Levinson became interim chairperson upon the resignation of Jeremy McCann from the board of directors on July 6, 2023. Duncan Blount was elected by the board on January 26, 2024 to take over the vacant position and assume the chairperson role that was formerly held by Mr. McCann. On March 21, 2025, the board resolved that the 3-person audit committee be disbanded and that until further notice the audit committee would consist of all Company directors. The audit committee will among other responsibilities, oversee Chilean Cobalt’s accounting and financial reporting processes and the audit of the financial statements as well as oversee the financial reporting and disclosure process. The audit committee will be responsible for selecting and retaining an independent registered public accounting firm to act as Chilean Cobalt’s independent auditors for the purpose of auditing the annual financial statements, books, records, accounts and internal controls over financial reporting. The audit committee will also set the compensation of the independent auditors, oversee the work done by the auditors, and terminate the auditors, if necessary. The audit committee will also pre-approve all audit and permitted non-audit and tax services that may be provided by the auditors or other registered public accounting firms. The audit committee will also at least annually, obtain and review a report by the auditors that describes (1) the accounting firm’s internal quality control procedures, (2) any issues raised by the most recent internal quality control review, peer review or Public Corporation Accounting Oversight Board review or inspection of the firm or by any other inquiry or investigation by governmental or professional authorities in the past five years regarding one or more audits carried out by the firm and any steps taken to deal with any such issues, and (3) all relationships between the firm and Chilean Cobalt or any of its subsidiaries; and to discuss with the independent auditors this report and any relationships or services that may impact the objectivity and independence of the auditors. The audit committee will also review, approve and oversee any transaction between Chilean Cobalt and any related person and any other potential conflict of interest situations on an ongoing basis.

Environmental, Social and Governance Committee

On April 25, 2022, our board of directors established the environmental, social and governance committee and named Andy Sloop, Ignacio Moreno and Jeremy McCann as members of the committee. On May 6, 2022, our Board of Directors adopted our environmental, social and governance committee charter and appointed Andy Sloop as the Chairman of environmental, social and governance committee. Jeremy McCann left the committee upon his resignation from the board of directors on July 6, 2023, and Geraldine Barnuevo’s acceptance of her combined invitation to the board of directors and the environmental, social and governance committee became effective on July 7, 2023. Ignacio Moreno passed away in September 2023. Since his passing, director Fiona Clouder has served as an interim non-voting member of the committee. The environmental, social and governance committee will oversee the development and implementation of policies, processes and strategies to assess, monitor and manage risks, responsibilities and opportunities related to: environmental impacts, labor standards, resource management, operational and supply chain resilience, socio-political issues, corporate responsibility reporting and disclosure and stakeholder engagement of Chilean Cobalt. This will include identifying emerging environmental social and governance issues or trends that could materially impact Chilean Cobalt’s ability to create long-term sustainable value for shareholders. Additionally, the environmental, social and governance committee will work with the Board of Directors and Chilean Cobalt management to integrate this knowledge and guidance into strategic and operational planning, crisis preparedness and risk management, corporate governance, investor and stakeholder communications, budgets, resource allocation and incentive structures.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations that are applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

2024 Summary Compensation Table

The following table also sets forth information regarding the compensation during the past two fiscal years, earned by or paid by, Chilean Cobalt to our chief executive officer, chief operating officer and chief financial officer. We refer to these individuals as our “named executive officers.”

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)		Total ($)

Compensation by Chilean Cobalt
Duncan T. Blount(2)	2023	150,000	0	0	46,559	0	0	22,781	(1),(2)	219,340
Chief Executive Officer, President and Board member	2024	150,000	0	0	29,428	0	0	24,310	(1),(2)	203,738

Jeremy McCann(3)	2023	50,001	0	0	50,588	0	0	0		100,588
Chief Operating Officer	2024	50,001	0	0	6,295	0	0	0		56,296

Jim Van Horn(4)	2023	109,000	0	0	44,248	0	0	0		153,248
Chief Financial Officer	2024	112,000	0	0	12,591	0	0	0		124,591

(1)

For Messr. Blount includes the following perquisites and benefits:

ICHRA Insurance Reimbursements: For the year ended December 31, 2023, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,071 per month on average ($22,781 overall paid in 2023 for 11 months submitted during the year for reimbursement) for Mr. Blount.

ICHRA Insurance Reimbursements: For the year ended December 31, 2024, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,026 per month on average ($24,310 overall paid in 2024 for 12 months submitted during the year for reimbursement) for Mr. Blount.

(2)	Mr. Blount has served as the Chief Executive Officer, President and a Director of the Company since July 2022. He has become the Chairperson of the Board of the Company since January 26, 2024. Mr. Blount received perquisites and benefits during the years ended 2023 and 2024 in the form of health insurance reimbursements of $22,781 and $24,310, respectively.

(3)	Jeremy McCann has served as Chief Operating Officer, Secretary and Treasurer of the Company since December 4, 2017. Mr. McCann also served as Director of the Company from December 4, 2017 until July 6, 2023.

(4)	Jim Van Horn has served as the Chief Financial Officer of the Company since January 2022.

Employment Agreements

Employment Agreement with Duncan T. Blount

On July 15, 2022, Chilean Cobalt entered into an employment agreement, with Duncan T. Blount for his services as President and Chief Executive Officer of Chilean Cobalt. The employment agreement provides for an annual base salary of $150,000 per year payable in accordance with payroll policies, an annual discretionary performance based bonus based on Chilean Cobalt’s overall performance and Mr. Blount’s individual performance, as well as benefits including, among others, (i) entitlement to vacation, holiday and sick leave, (ii) when offered participation in health, life insurance, long and short term disability, dental, retirement and dental programs (iii) eligible for stock options and other equity based compensation awards under the Company’s incentive plan. The term of the employment agreement is from the date of entry until the date of termination. The employment agreement can be terminated by Chilean Cobalt at any time for any reason by giving Mr. Blount no less than sixty (60) days written notice. The employment agreement can be terminated by Mr. Blount at any time for any reason by giving Chilean Cobalt no less than sixty (60) days written notice. Additionally, the employment agreement will be terminated in the event of Mr. Blount’s death or disability on the date of such occurrence. Upon termination of the employment agreement for any reason, Chilean Cobalt will pay Mr. Blount any accrued but unpaid portion of the annual base salary through the termination date. Pursuant to the terms of the employment agreement, Mr. Blount is not permitted during the term of the employment agreement to directly or indirectly become an employee, director, consultant, partner, shareholder or adviser, or otherwise become affiliated with any entity which provides the same or similar services and/or products as Chilean Cobalt. Additionally, for a period of six (6) months after the termination of the employment agreement, Mr. Blount may not directly or indirectly solicit or hire or encourage the solicitation or hiring of any person who was an employee of Chilean Cobalt at any time (unless more than nine (9) months has elapsed between the last day of such person’s employment by Chilean Cobalt and the first date of such solicitation or hiring).

Other than the foregoing Chilean Cobalt has not entered into any employment agreements with executive officers at this time.

Elements of Compensation

Messrs. Blount, McCann and Van Horn were provided with the following primary elements of compensation by Chilean Cobalt in 2023 and 2024:

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

Messrs. Blount, McCann and Van Horn’s base salary for 2022 and 2023 from Chilean Cobalt, is listed in “—Summary Compensation Table.”

Grants – Stock Options or Restricted Stock Awards

For the fiscal year ended December 31, 2023, we granted equity awards under the Chilean Cobalt Corp. 2023 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading. For the fiscal year ended December 31, 2024, we granted equity awards under the Chilean Cobalt Corp. 2023 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading.

Option Exercises

There were no options exercised by our executive officers during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer who served during 2024, and each person who served as an executive officer of the Company as of December 31, 2024:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price (per share)	Option expiration (Date)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Duncan T. Blount, CEO	450,000	–	450,000	$0.20	7/15/2032	–	–	–	–
	150,000	–	150,000	$0.20	7/28/2032	–	–	–	–
	262,500	37,500	300,000	$0.26	7/1/2033	–	–	–	–

James T. Van Horn, CFO	600,000	–	600,000	$0.20	5/24/2032	–	–	–	–
	131,250	18,750	150,000	$0.26	7/1/2033	–	–	–	–

Jeremy McCann, COO	750,000	–	750,000	$0.20	5/24/2032	–	–	–	–
	65,625	9,375	75,000	$0.26	7/1/2033	–	–	–	–

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at or in conjunction with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Other Benefits

For the fiscal years ended December 31, 2023 and 2024, Mr. Blount was provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance reimbursements. These amounts paid to Mr. Blount in 2023 and 2024 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

Compensation Plans

Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan (the “Plan”), effective April 29, 2022. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. The Company has reserved a total of 5,850,000 shares of common stock for issuance under the Plan. As of December 31, 2024, the Board of Directors has issued options to purchase an aggregate of 5,705,004 shares of Common Stock under the Plan and after forfeitures there are 5,611,254 options issued and exercisable to purchase 5,611,254 shares of Common Stock.

Our board of directors and shareholders adopted and approved on June 29, 2023 and June 30, 2023, respectively, the Chilean Cobalt Corp. 2023 Equity Incentive Plan (the “Plan”), effective June 29, 2023. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. The Company has reserved a total of 1,963,746 shares of common stock for issuance under the Plan. As of December 31, 2024, the Board of Directors has issued options to purchase an aggregate of 1,175,000 shares of Common Stock under the Plan.

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

If an optionee ceases to be an employee, director, or consultant with us, other than by reason of death, disability or retirement, all vested options must be exercised within three months following such event, unless the specific option award terms specify otherwise. However, if an optionee’s employment or consulting relationship with us terminates for cause, or if a director of ours is removed for cause, all unexercised options will terminate immediately, unless the specific option award terms specify otherwise. If an optionee ceases to be an employee or director of, or a consultant to us, by reason of death, disability, or retirement, all vested options may be exercised within one year following such event or such shorter period as is otherwise provided in the related agreement, unless the specific award terms specify otherwise.

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

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, the Company granted options to purchase an aggregate of 2,475,000, 1,200,000, and 1,350,000 shares of common stock at an exercise price of $0.20 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, the Company granted options to purchase an aggregate of 80,004 shares of common stock at an exercise price of $0.20 per share to an advisor of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, the Company granted options to purchase an aggregate of 450,000 shares of common stock at an exercise price of $0.20 per share to an officer/director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023.

On July 28, 2022, the Company granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.20 per share to an officer/director of the Company in recognition of his services to the Company. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited to the Company options to purchase 93,750 shares of the Company’s common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares (pre-forward split) of the Company’s common stock granted to directors on May 24, 2022 as described above.

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

On January 17, 2025, the Company granted options to purchase an aggregate of 395,000; 150,000; 25,000; and 75,000 shares of common stock at an exercise price of $0.50 per share to officers/management, directors, advisors and advisory board members, respectively, of the Company in recognition of their services to the Company. Such granted options for officers/management, directors and advisors are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on March 31,2025, June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026. Such granted options for advisory board members are subject to vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

Director Compensation

Historically, our directors have not received cash-based compensation for their service. As indicated in the sections covering Equity Incentive Plan Awards, for the first time in 2022 and again in 2023 non-employee directors received awards of non-statutory stock options and employee directors received awards of incentive stock options, all of which will have fully vested as of July 1, 2025, other than options that have been forfeited as described in the Compensation Plans section above. The use of option awards is the anticipated method for director compensation into the foreseeable future, at least until such time as the Company starts generating revenue. At such point in time or sooner as deemed necessary, we will establish a corporate governance committee which will review and make recommendations to the board regarding compensation of directors, including monetary compensation and equity-based plans. We will continue to reimburse our non-employee directors for reasonable and necessary travel expenses incurred in attending board and committee meetings along with other meetings and occasions for the benefit of the Company.

2024 Director Compensation Table

The following table sets forth information concerning the compensation earned or paid to certain of our non-employee directors during and as of the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Levinson	–	–	–	–	–	–	–
Andy Sloop(1)	–	–	–	–	–	–	–
Geraldine Barnuevo	–	–	–	–	–	–	–
Fiona Clouder	–	–	–	–	–	–	–

(1)	Mr. Sloop was a non-employee director as of December 31, 2024, however, he was hired as Chief Sustainability Officer of Chilean Cobalt on January 17, 2025 and while still a director as of the time of this filing, he is no longer a non-employee as of January 17, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock at April 2, 2025, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Chilean Cobalt Corp., 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 43,502,145 shares of our common stock and 2,222,225 shares of our Series B Convertible Preferred stock outstanding as of April 2, 2025.

In computing the number of shares of common stock and Series B Convertible Preferred stock beneficially owned by a person and the percentage ownership of that person we determined this in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 2, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Voting Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Series B Convertible Preferred		Total Voting Power (1)%
Directors and Named Executive Officers:
Greg Levinson (2)	5,628,312	12.94%	–	0.00%	12.31%
Duncan T. Blount (3)	992,500	2.28%	–	0.00%	2.17%
Jim Van Horn (4)	775,761	1.78%	–	0.00%	1.70%
Jeremy McCann (5)	1,447,928	3.33%	–	0.00%	3.17%
Andy Sloop (6)	871,757	2.00%	–	0.00%	1.91%
Geraldine Barnuevo (7)	75,000	0.17%	–	0.00%	0.16%
Fiona Clouder (8)	75,000	0.17%	–	0.00%	0.16%
All named executive officers and directors as a group (7 persons)	9,866,258	22.68%	–	0.00%	21.58%

5% Stockholders:
Harsh Padia (9)	9,642,378	22.17%	–	0.00%	21.09%
Michael Caperonis	4,223,382	9.71%	259,250	11.67%	9.80%
Kevin Russell (10)	3,556,191	8.17%	259,250	11.67%	8.34%
Thomas Diffely	2,515,554	5.78%	166,680	7.50%	5.87%
Samir Patel (11)	2,106,636	4.84%	259,250	11.67%	5.17%
Michael Slapp (12)	–	0.00%	555,555	25.00%	1.22%
Ronald J. Whittier (13)	1,194,810	2.75%	222,240	10.00%	3.10%
Sebastian Ridd	240,000	0.55%	222,220	10.00%	1.01%
Michael A. Hanin	206,295	0.47%	222,220	10.00%	0.94%

(1)	Percentage total voting power represents voting power with respect to all shares of our common stock and Series B Convertible Preferred stock, voting together as a single class. Each holder of common stock is entitled to one (1) vote per share of common stock, and each holder of Series B Convertible Preferred stock is entitled to one (1) vote per share of Series B Convertible Preferred stock on all matters submitted to our stockholders for a vote. The common stock and Series B Convertible Preferred stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Series B Convertible Preferred stock automatically converts into shares of common stock on a share-for-share basis as of December 31, 2025, unless converted earlier or at different conversion ratio, based on the provisions in the Certificate of Designations for the Series B Convertible Preferred stock.

(2)	Greg Levinson is a director of the Company. Includes (1) 4,662,687 shares of common stock held by Mr. Levinson in his name and (2) 965,625 shares of common stock issuable upon exercise of options held by Mr. Levinson, which are exercisable within 60 days.

(3)	Duncan T. Blount is the Chairman of the Board, Chief Executive Officer and President of the Company. Includes (1) 105,000 shares of common stock held by Mr. Blount in his name and (2) 887,500 shares of common stock issuable upon exercise of options held by Mr. Blount and which are exercisable within 60 days.

(4)	Jim Van Horn is the Company’s Chief Financial Officer. Includes (1) 37,011 shares of common stock and (2) 738,750 shares of common stock issuable upon exercise of options held by Mr. Van Horn and which are exercisable within 60 days.

(5)	Jeremy McCann is the Company’s Chief Operating Officer. Includes (1) 629,178 shares of common stock held by Odouble Holdings, LLC over which Mr. McCann has voting and dispositive control and (2) 818,750 shares of common stock issuable upon exercise of options held by Mr. McCann, which are exercisable within 60 days.

(6)

Andy Sloop is the Company’s Chief Sustainability Officer and director of the Company. Includes (1) 193,632 shares of common stock and (2) 678,125 shares of common stock issuable upon exercise of options held by Mr. Sloop, which are exercisable within 60 days.

(7)	Geraldine Barnuevo is a director of the Company. Includes 75,000 shares of common stock issuable upon exercise of options held by Ms. Barnuevo, which are exercisable within 60 days.
(8)	Fiona Clouder is a director of the Company. Includes 75,000 shares of common stock issuable upon exercise of options held by Ms. Clouder, which are exercisable within 60 days.
(9)

Includes (1) 4,242,807 shares held by Mr. Padia in his name and (2) 2,999,571 shares held by RXR T1 LLC over which shares Mr. Padia has voting and dispositive control and (3) 2,400,000 shares held by RXR T2 LLC over which shares Mr. Padia has voting and dispositive control.

(10)	Includes (1) 3,499,941 shares of common stock and (2) 56,250 shares of common stock issuable upon exercise of options held by Mr. Russell which are exercisable within 60 days.

(11)	Includes 2,106,636 shares of common stock and 259,250 shares of Series B Convertible Preferred stock, respectively, held by The Salasar Farmson Trust over which shares Mr. Patel has voting and dispositive control.

(12)	Includes 555,555 shares of Series B Convertible Preferred stock, held by HDL North LLC over which shares Mr. Slapp has voting and dispositive control.

(13)	Includes (1) 597,405 shares of common stock and 111,120 shares of Series B Convertible Preferred stock, respectively, held by the Ronald Whittier 2020GCT FBO Laine Elizabeth Whittier Trust over which shares Mr. Whittier has voting and dispositive control and (2) 597,405 shares of common stock and 111,120 shares of Series B Convertible Preferred stock, respectively, held by the Ronald Whittier 2020GCT FBO Henry Hunting Whittier Trust over which shares Mr. Whittier has voting and dispositive control.

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

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction from January 1, 2023 through the year ended December 31, 2024 and each currently proposed transaction in which:

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

We intend to enter into indemnification agreements with or have contractual obligations to provide indemnification to each of our directors and intend to enter into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Nevada law. Also, we refer you to Note 9. “Related Party Activity,” however, none of the activity described there qualifies under the three criteria outlined immediately above.

Consistent with our corporate governance practices as described above, our Board has determined that, as of the date of this annual report on Form 10-K, two out of the five members of our Board are “independent,” namely Geraldine Barnuevo and Fiona Clouder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 13, 2024, the Company’s Audit Committee on behalf of the Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm to replace BF Borgers CPA PC (“Borgers”), who had been sanctioned and became unable to appear before the Securities and Exchange Commission.

The following table shows the fees that were billed for the audit and other services provided by Fruci and Borgers for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees (1)	$81,500	$66,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$66,000	$71,100

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.3	Articles of Amendment filed with Nevada Secretary of State on May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2023).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

4.2	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, dated as of December 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2025).

4.3

Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, dated as of December 29, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2025).

10.1+	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2+	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3+	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.4+	Chilean Cobalt Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.5+	Form of Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

14.1	Code of Ethics adopted on March 25, 2024 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2024).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

19.1*	Insider Trading Policy adopted on April 22, 2024.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: April 2, 2025	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2025	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chairperson of the Board of Directors and Chief Executive Officer (principal executive officer)

Dated: April 2, 2025	By:	/s/ Jim Van Horn
Jim Van Horn, Principal Financial Officer (principal financial officer and principal accounting officer)

Dated: April 2, 2025	By:	/s/ Greg Levinson
Greg Levinson, Director

Dated: April 2, 2025	By:	/s/ Andy Sloop, Director
Andy Sloop, Director

Dated: April 2, 2025	By:	/s/ Geraldine Barnuevo
Geraldine Barnuevo, Director

Dated: April 2, 2025	By:	/s/ Fiona Clouder
Fiona Clouder, Director

