Form 10-Q
period 2025-03-31
Chilean Cobalt Corp.
filed 2025-05-15
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 43,502,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 15, 2025.

CHILEAN COBALT CORP.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$808,130	$331,309
Subscriptions receivable	–	73,431
Prepaid expenses	98,192	64,416
Total current assets	906,322	469,156
Property and equipment, net	2,958	2,958
Total assets	$909,280	$472,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,219	$18,128
Accrued service expenses	49,109	16,441
Total current liabilities	74,328	34,569
Total liabilities	74,328	34,569
Commitments and contingencies	–	–
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 2,222,225 and 724,420 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	222	72
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 43,502,145 and 43,502,145 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,350	4,350
Additional paid-in capital	34,294,243	33,565,165
Accumulated other comprehensive income	253,247	250,770
Accumulated deficit	(33,717,110)	(33,382,812)
Total stockholders’ equity	834,952	437,545
Total liabilities and stockholders’ equity	$909,280	$472,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended	Three-Months Ended
	March 31,	March 31,
	2025	2024

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–
Operating expenses:

General and administrative	339,657	271,339
Foreign currency transaction (gain) loss	2,172	(1,209)
Total operating expenses	341,829	270,130
Loss from operations	(341,829)	(270,130)

Interest income	7,531	6,954
Loss before income taxes	(334,298)	(263,176)

Net loss	$(334,298)	$(263,176)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted share count	43,502,145	43,316,634

Comprehensive loss:
Net loss	$(334,298)	$(263,176)
Foreign currency translation adjustments	2,477	(2,851)
Comprehensive loss	$(331,821)	$(266,027)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Foreign currency translation	–	–	–	–	–	(2,851)	–	(2,851)
Stock based compensation	–	–	216,429	21	40,539	–	–	40,560
Net loss	–	–	–	–	–	–	(263,176)	(263,176)
Balances at March 31, 2024	–	$–	43,502,145	$4,350	$33,121,802	$250,636	$(32,763,414)	$613,374

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545
Issuance of Series B Convertible Preferred Stock	1,497,805	150	–	–	673,862	–	–	674,012
Foreign currency translation	–	–	–	–	–	2,477	–	2,477
Stock based compensation	–	–	–	–	55,216	–	–	55,216
Net loss	–	–	–	–	–	–	(334,298)	(334,298)
Balances at March 31, 2025	2,222,225	$222	43,502,145	$4,350	$34,294,243	$253,247	$(33,717,110)	$834,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three-Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(334,298)	$(263,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	–
Stock based compensation	55,216	40,560
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,043)	5,669
Accounts payable and accrued liabilities	38,904	51,946
Net cash used in operating activities	(271,221)	(165,001)
Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	747,443	–
Net cash provided by financing activities	747,443	–
Effect of foreign exchange rate on cash	599	(2,693)
Net increase in cash	476,821	(167,694)
Cash at beginning of period	331,309	799,871
Cash at end of period	$808,130	$632,177

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of March 31, 2025, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the three-month period ended March 31, 2025, the Company reported a net loss of $334,298, and had an accumulated deficit of $33,717,110.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $808,130 as of March 31, 2025, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with ASC 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three-month periods ended March 31, 2025 and 2024, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	March 31, 2025	March 31, 2024
Shares issuable upon conversion of Series B Convertible Preferred Stock	2,222,225	–
Shares issuable upon exercise of stock options	7,431,254	6,786,254
Total	9,653,479	6,786,254

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the applicability of accrued expenses and volatility used in the determination of stock-based expenses. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. There have been no changes in estimates during the periods presented. Actual results could differ from the Company’s estimates and those differences may be material.

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of March 31, 2025, and December 31, 2024, the Company’s cash balances were $808,130 and $331,309, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Subscriptions Receivable and Stock Compensation

The Company typically reflects subscriptions receivable in stockholders’ equity, unless there is substantial evidence of the intent and ability of the subscriber to pay the amounts in a reasonable amount of time, in which case the subscriptions receivable are instead reflected as an asset on the balance sheet.

The subscriptions receivable of $73,431 was reflected as an asset on the balance sheet as of December 31, 2024, as the amounts were received from the subscribers within days after year-end, which was considered substantial evidence of the intent and ability of the subscribers to pay the amounts in a reasonable amount of time.

The Company reflects stock-based compensation at the intrinsic value of the compensation ratably across the periods in which the compensation is earned. When stock is issued for services, the intrinsic value of the stock issued is amortized ratably over the period in which the compensation is earned. In the initial period of amortization, the amortized portion is reflected in preferred or common stock, as applicable, for both shares and the full par value with any residual reflected in additional paid-in capital. The amortization for each subsequent period is reflected entirely in additional paid-in capital.

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of March 31, 2025, and December 31, 2024, because the Company’s ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the three-months ended March 31, 2025, and March 31, 2024, respectively, did not meet our criteria for capitalization.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the current period net income (loss).

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value less cost to sell or dispose, determined based on discounted cash flows. During the three-months ended March 31, 2024 and 2025, we recorded no impairments. Baltum presently owns 2,635 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $8.8 million on the Company’s facility located in the Atacama Region of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of March 31, 2025, and December 31, 2024, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0.0- million and $-0.0- million for the three-months ended March 31, 2024 and 2025, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the three-months ended March 31, 2025.

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

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the three-months ended March 31, 2025, and March 31, 2024, amounted to $-0- and $-0-, respectively. Loss on retirement of assets for the three-months ended March 31, 2025, and March 31, 2024, amounted to $-0- and $-0-, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Service fees	$43,290	$14,000
Employee benefits	2,100	2,000
Other	3,719	441
Total accrued expenses	$49,109	$16,441

6.	Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation authorized the Company to issue 25,000,000 shares of Preferred Stock, $0.0001 par value.

On December 28, 2017, a Certificate of Designations was approved by the Board of Directors that authorized the issuance of 7,500,000 shares of Series A Convertible Preferred Stock, of which 5,151,125 were issued and then subsequently converted into shares of common stock on August 10, 2020. Once converted into shares of common stock, the provisions of the Certificate of Designations do not allow for the re-issuance of such shares of Series A Convertible Preferred Stock.

On December 26, 2024, a Certificate of Designations was approved by the Board of Directors that authorized the issuance of 2,600,000 shares of Series B Convertible Preferred Stock. On December 29, 2024, an amended and restated Certificate of Designations was approved by the Board of Directors that authorized the issuance of 2,900,000 shares of Series B Convertible Preferred Stock (an increase of 300,000 shares), among other terms and conditions. The Certificate of Designations provides for anti-dilution and major exempt issuance protection and that all shares will convert to their common stock equivalent as of December 31, 2025.

There were no shares of Series A Convertible Preferred Stock and 2,222,225 and 724,420 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2025, or December 31, 2024, respectively.

2025 Issuances:

During the three-months ended March 31, 2025, the Company issued the following shares of preferred stock:

•	1,497,805 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $674,012.25. In addition, $73,431 of Subscriptions Receivable were received in cash for an overall total of $747,443.25 cash received in the quarter.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of preferred stock:

•	724,420 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $325,989. Of the $325,989 in proceeds, $258,558 was received in cash by December 31, 2024 and $73,431 was reflected as Subscriptions Receivable at December 31, 2024 and all amounts due were received in cash by shortly after year-end.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2025, and December 31, 2024, there were 43,502,145 and 43,502,145 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2025 Issuances:

During the three-months ended March 31, 2025, no shares of common stock were issued by the Company.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of such issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation was amortized quarterly for the year of service. As of December 31, 2024, all $56,272 of the stock-based compensation is reflected in the financial statements as non-cash expense.

Forward Stock Split

On May 2, 2023, the Company effected a 3 for 1 forward stock split of its common stock. All common stock amounts have been retroactively adjusted for the forward stock split for all periods presented and for all references in this Report unless stated otherwise.

Stock Options

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of March 31, 2025. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,820,000 options to purchase 1,820,000 shares of its Common Stock awarded under the 2023 Plan as of March 31, 2025. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On January 17, 2025, the Company granted stock options to purchase an aggregate of 645,000 shares to officers/management, directors, contractors and advisory board members at an exercise price of $0.50. The 570,000 options awarded to officers/management, directors and contractors vest quarterly starting on March 31, 2025, for 12.5% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2026 and expire in 10 years from the date of grant. The 75,000 options awarded to advisory board members vest quarterly starting on March 31, 2025, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2025 and expire in 10 years from the date of grant.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of March 31, 2024	As of March 31, 2025
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	67.20%	110.43%
Risk-free interest rate	5.027%	4.027%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.1251 - 0.1251	$0.3405 - 0.4020

(a)	At the time of determination of expected stock volatility, the Company’s securities were trading over-the-counter as an OTCQB listed stock, but for less than one year and under limited trading volume such that calculated volatility based solely on the Company’s volatility isn’t necessarily indicative of the expected volatility over the expected life of the options. Therefore, the expected stock volatility was estimated using three public companies in the same industry as the Company and calculating an equal-weighted and blended volatility of the Company’s volatility and the volatility of those three believed-to-be-representative companies over the same period.

During the three-months ended March 31, 2025, and March 31, 2024, the Company recorded stock-based compensation expenses of $55,216 and $26,492, respectively. As of March 31, 2025, the unamortized stock option expense was $238,227. The Company’s stock options had an intrinsic value of $1,524,270, based on the OTCQB published closing price for (OTCQB: COBA) of $0.435 per share as of March 31, 2025, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at March 31, 2025, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2022	5,611,254	$0.20
Issued	1,050,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2024	6,786,254	$0.21
Issued	645,000	$0.50
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2025	7,431,254	$0.24

The Company has the following options outstanding and exercisable at March 31, 2025 and 2024:

		March 31, 2025				March 31, 2024
Issue Date	Expiry Date	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life
May 24, 2022	May 24, 2032	$0.20	4,931,250	4,931,250	7.16	$0.20	4,931,250	4,931,250	8.15
June 1, 2022	June 1, 2032	$0.20	80,004	80,004	7.18	$0.20	80,004	80,004	8.18
July 15, 2022	July 15, 2032	$0.20	450,000	450,000	7.30	$0.20	450,000	450,000	8.30
July 28, 2022	July 28, 2032	$0.20	150,000	150,000	7.33	$0.20	150,000	131,250	8.33
July 1, 2023	July 1, 2033	$0.26	750,000	581,250	8.26	$0.26	750,000	243,750	9.26
July 7, 2023	July 7, 2033	$0.26	300,000	225,000	8.28	$0.26	300,000	75,000	9.27
January 25, 2024	January 25, 2034	$0.26	75,000	75,000	8.83	$0.26	75,000	18,750	9.83
February 13, 2024	February 13, 2034	$0.26	50,000	50,000	8.88	$0.26	50,000	12,500	9.88
January 17, 2025	January 17, 2035	$0.50	645,000	90,000	9.81	n/a	–	–	n/a
Totals and Weighted Averages Outstanding		$0.24	7,431,254	6,632,504	7.58	$0.21	6,786,254	5,942,504	8.37

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025, and December 31, 2024.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. On March 31, 2025, management was not aware of any material active, pending, or threatened litigation.

8.	Related Party Activity

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) have power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for the services of Felipe Quinzio during the three-months ended March 31, 2025 and March 31, 2024 and for accounting services provided by NyD since July 2024. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were no bills outstanding with Baltum to either NyD or QA at March 31, 2025 or March 31, 2024, however, Baltum accrued an estimate of legal services provided by QA, but yet to be billed by QA in the amount of $14,547 and $5,156 at March 31, 2025 and December 31, 2024, respectively. Baltum incurred legal expenses provided by QA of $14,799 and $5,241 for the three-months ended March 31, 2025 and March 31, 2024, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $10,253 and $7,399 for the three-months ended March 31, 2025 and March 31, 2024, respectively, and had prepaid $66 towards the April 2025 invoice as of March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt” and including its subsidiaries, collectively, the “Company”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on April 2, 2025.

Overview

Chilean Cobalt Corp. is a US-based and US-listed (OTCQB: COBA) critical materials exploration and development company focused on the La Cobaltera cobalt-copper project in northern Chile, one of the world’s few primary cobalt districts. Chilean Cobalt strives to responsibly supply cobalt and other critical minerals for a sustainable future.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 2,635 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District. The Company continues to seek opportunities to further consolidate mining rights in the district and to finalize an offtake and downstream processing partner. The San Juan mining district, which includes the La Cobaltera area, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera area historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible. In addition, on July 3, 2024, we signed a non-binding Letter of Intent (“LOI”) with a subsidiary of Glencore plc (“Glencore”) whereby Glencore will purchase all of the Company’s production of cobalt and copper minerals from the La Cobaltera project which it expects to ship to the United States or U.S. Free Trade Agreement countries. In addition, on September 6, 2024, we signed a non-binding LOI with US Strategic Metals (“USSM”) to process and refine cobalt and copper concentrate we expect to produce at our La Cobaltera project. This processing is intended to lead to the creation of cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. USSM plans to carry out the processing at its production facility in Missouri. We are advancing due diligence and strategic discussions pursuant to both LOI’s and the terms and conditions of the agreements to be entered into between the Company, Glencore and USSM are subject to negotiation. The objective of the three-way strategic partnership between the Company, Glencore and USSM is to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera cobalt-copper project in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for La Cobaltera concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through May 15, 2025, we raised a total of $31,309,545 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $121,000 for a total of $1,452,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to raise an additional $300,000 and then possibly $20,000,000 or more in the second half of the year. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2024 and 2023, we generated no revenues and reported net losses of $882,574 and $1,292,742, respectively, and negative cash flow from operating activities of $791,706 and $929,418, respectively. For the three-months ended March 31, 2025 and March 31, 2024, we reported net losses of $334,298 and $263,176, respectively, and negative cash flow from operating activities of $271,221 and $165,001, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2024 and 2023. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $33,717,110 and recurring losses from operations as of March 31, 2025. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.”

Plan of Operations

In order to complete our plan of operations, including Phase 2 exploration work, during the next 12 months, we estimate that approximately $960,000 in additional funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation, along with both brownfield and greenfield exploration on existing and expected to be acquired mining concessions, and having a longer operational runway, we will require raising at least $4,000,000 to $5,000,000. To complete mining rights acquisition and consolidation will require substantially more funding. The source of such funds is anticipated to come from private placements of our securities as discussed in the Overview above. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas. To achieve our Phase 2 objectives, we expect this to cost approximately $350,000. To progress into feasibility assessment and drilling is expected to cost approximately $2,000,000 to $4,000,000, or more, depending on the breadth of the follow-up exploration program.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that the Company has expressed interest in acquiring and the ability to close on these acquisitions is dependent on the Company’s success in achieving its capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter royalties, as applicable.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff or engage additional advisors to assist with operations. We also intend to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan. The general and administrative expenses are expected to be approximately $1,200,000 to $1,300,000, depending on the phases of the business plan that are able to be engaged.

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

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. We did not incur any exploration and development expenses during the quarter ended March 31, 2025 because the Company has been focused on raising working capital that will allow for execution of the overall plans both short-term and long-term, including exploration, acquisition and general and corporate continuance. In addition, the Company worked diligently throughout the previous year to achieve long-term objectives for debt funding through a letter of interest with the Export-Import Bank of the United States, as discussed previously, and through the establishment of non-binding letters of intent for eventual product offtake through Glencore AG, an international commodity trading and mining company and for product processing streams through United States Strategic Metals for eventual three-party Americas-centric cobalt and copper downstream processing. In the first half of 2025, the Company is working diligently towards an Artificial Intelligence (“AI”) trial exploration campaign expecting to engage multiple vendors in an attempt to collaboratively further their technology and acquire more strategic exploration data related to our concessions. As indicated in the press release on March 6, 2025, the Company has appointed Dr. Lawrence W. Snee as its Executive Vice President of Exploration with responsibility for developing and executing the Company’s exploration activities, which includes progressing the AI trial exploration campaign and contributing to the overall corporate strategic plan.

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

Results of Operations – Three-Months Ended March 31, 2025 Compared to the Three-Months Ended March 31, 2024

	Three-Months Ended March 31, 2024	Three-Months Ended March 31, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$0	$0
General and administrative expenses and foreign currency transaction (gain) loss	270,130	341,829	71,699
Interest (income) expense, net	(6,954)	(7,531)	(577)
Operating Income (Loss)	(263,176)	(334,298)	71,122
Provision for income taxes	0	0	0
Gain (loss) on retirement/sale of assets	0	0	0
Net Income (Loss)	$(263,176)	$(334,298)	$71,122

Operating losses for the three-months ended March 31, 2025, compared to March 31, 2024, were higher due primarily to higher mining concession patent costs for Baltum, along with higher legal costs in Chile related to due diligence on acquisitions and patent fee changes, higher cash-based compensation, due to employee additions to the management suite, along with higher non-cash option compensation to directors, officers and advisors, higher professional service costs to non-legal professionals, and higher travel costs in furtherance of the business strategy of raising capital, through the pursuit of both investor and government sources.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of March 31, 2025, our Company had cash totaling $808,130 current assets totaling $906,322 and total assets of $909,280. We had total liabilities of $74,328 (all current) and positive working capital of $831,994. Stockholders’ equity of $834,952.

Sources and Uses of Cash for the Three-Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for the three-months ended March 31, 2024 and 2025.

	Three-Months Ended March 31, 2024	Three-Months Ended March 31, 2025	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(165,001)	$(271,221)	$(106,220)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	0	747,443	747,443
Effect of foreign exchange rate on cash	(2,693)	599	3,292
Net Increase (Decrease) in Cash	$(167,694)	$476,821	$644,515

Net cash used in operations

Net cash used in operating activities was $165,001 for the three-months ended March 31, 2024 versus net cash used in operating activities of $271,221 for the three-months ended March 31, 2025. The increase in cash flow used in operating activities was primarily due to higher annual mining concession patent payments by Baltum, and to a much lesser degree due to higher contractor services payments, higher cash-based compensation as additional employees were hired to the management suite, higher payments for legal and other professional service providers and higher outlays for travel. Each of these factors contributed to the $106,220 higher use in net cash for operations in the current period compared to the same period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $-0- for the three-months ended March 31, 2024 versus net cash used in investment activities of $-0- for the three-months ended March 31, 2025. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities of $-0- in the three-months ended March 31, 2024, versus net cash provided by financing activities of $747,443 in the three-months ended March 31, 2025, which included an aggregate of $674,012 of proceeds for the sale of an aggregate of 1,497,805 shares of Series B convertible preferred and collection of $73,431 in subscriptions receivable.

Going Concern

Based upon our working capital of $831,994, compared to our $271,221 cash used in operating activities for the quarter, that annualized would equate to cash used in operating activities of $1,084,884, which exceeds our existing working capital, coupled with our accumulated deficit of ($33,717,110), as of March 31, 2025, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended March 31, 2025 and 2024.

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

Principal Accounting Policies and Related Financial Information

Refer to Note 3. “Summary of Significant Accounting Policies Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management, under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Holders

As of the date of this Quarterly Report on Form 10-Q, there were 70 holders of record of our common stock. Because certain shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Not applicable, as all issuances to date have been included in previous filings.

The foregoing share issuances were made in transactions exempt from the registration requirements of the Securities Act, under Regulation S, Regulation D, and Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock, preferred stock or other securities during the three-months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1+	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2+	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3+	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.4+	Chilean Cobalt Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.5+	Form of Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.6	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Commission on January 22, 2025).

14.1	Code of Ethics adopted on March 25, 2024 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2024).

19.1	Insider Trading Policy adopted on April 22, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 2, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: May 15, 2025	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chairperson of the Board of Directors and Chief Executive Officer (principal executive officer)

Dated: May 15, 2025	By:	/s/ Jim Van Horn
Jim Van Horn, Principal Financial Officer (principal financial officer and principal accounting officer)

