Form 10-Q
period 2025-09-30
Chilean Cobalt Corp.
filed 2025-11-17
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 48,002,145 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2025.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$189,157	$331,309
Subscriptions receivable	–	73,431
Prepaid expenses	145,339	64,416
Total current assets	334,496	469,156
Property and equipment, net	2,958	2,958
Total assets	$337,454	$472,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,039	$18,128
Accrued service expenses	12,203	16,441
Total current liabilities	24,242	34,569
Total liabilities	24,242	34,569

Commitments and contingencies	–	–

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 2,407,785 and 724,420 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	241	72
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 48,002,145 and 43,502,145 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,800	4,350
Additional paid-in capital	36,380,471	33,565,165
Accumulated other comprehensive income	242,637	250,770
Accumulated deficit	(36,314,937)	(33,382,812)
Total stockholders’ equity	313,212	437,545
Total liabilities and stockholders’ equity	$337,454	$472,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$–	$–	$–	$–
Operating expenses:
Cost of mineral exploration	28,440	–	48,238	–
General and administrative	379,841	195,454	1,015,239	681,218
Foreign currency transaction (gain) loss	659	378	3,255	(167)
Total operating expenses	408,940	195,832	1,066,732	681,051
Loss from operations	(408,940)	(195,832)	(1,066,732)	(681,051)
Interest income	2,706	2,864	15,689	14,773
Loss on asset impairment	(1,881,082)	–	(1,881,082)	–
Loss before income taxes	(2,287,316)	(192,968)	(2,932,125)	(666,278)
Provision for income taxes	–	–	–	–
Net loss	$(2,287,316)	$(192,968)	$(2,932,125)	$(666,278)

Basic and diluted loss per common share	$(0.05)	$(0.00)	$(0.07)	$(0.02)

Weighted-average number of shares outstanding:
Basic and diluted loss per common share	44,431,493	43,502,145	43,815,332	43,440,534

Comprehensive loss:
Net loss	$(2,287,316)	$(192,968)	$(2,932,125)	$(666,278)
Foreign currency translation adjustments	(9,477)	918	(8,133)	(643)
Comprehensive loss	$(2,296,793)	$(192,050)	$(2,940,258)	$(666,921)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Foreign currency translation	–	–	–	–	–	(2,851)	–	(2,851)
Stock based compensation	–	–	216,429	21	40,539	–	–	40,560
Net loss	–	–	–	–	–	–	(263,176)	(263,176)
Balances at March 31, 2024	–	$–	43,502,145	$4,350	$33,121,802	$250,636	$(32,763,414)	$613,374
Foreign currency translation	–	–	–	–	–	1,290	–	1,290
Stock based compensation	–	–	–	–	40,562	–	–	40,562
Net loss	–	–	–	–	–	–	(210,134)	(210,134)
Balances at June 30, 2024	–	$–	43,502,145	$4,350	$33,162,364	$251,926	$(32,973,548)	$445,092
Foreign currency translation	–	–	–	–	–	918	–	918
Stock based compensation	–	–	–	–	38,439	–	–	38,439
Net loss	–	–	–	–	–	–	(192,968)	(192,968)
Balances at September 30, 2024	–	$–	43,502,145	$4,350	$33,200,803	$252,844	$(33,166,516)	$291,481

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545
Issuance of Series B Convertible Preferred Stock	1,497,805	150	–	–	673,862	–	–	674,012
Foreign currency translation	–	–	–	–	–	2,477	–	2,477
Stock based compensation	–	–	–	–	55,216	–	–	55,216
Net loss	–	–	–	–	–	–	(334,298)	(334,298)
Balances at March 31, 2025	2,222,225	$222	43,502,145	$4,350	$34,294,243	$253,247	$(33,717,110)	$834,952
Issuance of Series B Convertible Preferred Stock	185,560	19	–	–	83,483	–	–	83,502
Foreign currency translation	–	–	–	–	–	(1,133)	–	(1,133)
Stock based compensation	–	–	–	–	55,219	–	–	55,219
Net loss	–	–	–	–	–	–	(310,511)	(310,511)
Balances at June 30, 2025	2,407,785	$241	43,502,145	$4,350	$34,432,945	$252,114	$(34,027,621)	$662,029
Issuance of Common Stock for an acquisition	–	–	4,500,000	450	1,889,550	–	–	1,890,000
Foreign currency translation	–	–	–	–	–	(9,477)	–	(9,477)
Stock based compensation	–	–	–	–	57,976	–	–	57,976
Net loss	–	–	–	–	–	–	(2,287,316)	(2,287,316)
Balances at September 30, 2025	2,407,785	$241	48,002,145	$4,800	$36,380,471	$242,637	$(36,314,937)	$313,212

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine-Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,932,125)	$(666,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	168,411	119,561
Impairment of assets	1,881,082	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(81,002)	(39,563)
Accounts payable and accrued liabilities	(10,312)	6,023
Net cash used in operating activities	(973,946)	(580,257)

Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	830,945	–
Net cash provided by financing activities	830,945	–

Effect of foreign exchange rate on cash	849	(843)
Net decrease in cash	(142,152)	(581,100)
Cash at beginning of period	331,309	799,871
Cash at end of period	$189,157	$218,771

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for the acquisition of mining concessions	$1,890,000	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a cobalt and copper, junior mining and exploration company. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 6,377 hectares in the San Juan mining district in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of September 30, 2025, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the nine-month period and three-month period ended September 30, 2025, the Company reported a net loss of $2,932,125 and $2,287,316, respectively, and had an accumulated deficit of $36,314,937 as of September 30, 2025.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization.

With a cash balance of $189,157 as of September 30, 2025, the Company may not have sufficient financial resources to continue its operations for the next 12 months. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

3.	Summary of Significant Accounting Policies Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include the consolidated accounts of the Company and Baltum, the Company’s wholly-owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. As of the three and nine-month periods ended September 30, 2025 and 2024, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	September 30, 2025	September 30, 2024
Shares issuable upon conversion of Series B Convertible Preferred Stock	2,407,785	–
Shares issuable upon vesting of Restricted Stock Units	500,000	–
Shares issuable upon exercise of stock options	7,425,004	6,786,254
Total	10,332,789	6,786,254

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities, as necessary, and to determine fair value disclosures of financial instruments on a recurring basis.

Consistent with ASC Topic 820, Fair Value Measurements (“ASC 820”), assets and liabilities that are required to be recorded at fair value are done so at the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring fair value, and consistent with the fair value hierarchy in ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs consistent with the following fair value hierarchy:

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of September 30, 2025, and December 31, 2024, the Company’s cash balances were $189,157 and $331,309, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

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

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of VAT Tax to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of September 30, 2025, and December 31, 2024, because the Company’s ability to fund future expenditures necessary to recover VAT taxes paid in, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the nine-months ended September 30, 2025, and September 30, 2024, respectively, and the three-months ended September 30, 2025, and September 30, 2024, respectively, did not meet our criteria for capitalization.

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

During the three-months and nine-months ended September 30, 2025 and 2024, we recorded $1,881,082 and $0, respectively, impairment loss in those periods. The decision to write-down the mining concessions acquired on September 12, 2025 was driven by the lack of reliability of and availability of independent valuations for these unique assets, as necessary to substantiate their value on these financial statements. Baltum presently owns 6,377 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $10.7 million on the Company’s facilities located in the San Juan mining district of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of September 30, 2025, and December 31, 2024, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0.0- million and $-0.0- million for the three-months ended September 30, 2024 and 2025, respectively, and $-0.0- million and $-0.0- million for the nine-months ended September 30, 2024 and 2025, respectively.

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

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the nine-months ended September 30, 2025.

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

Segment Reporting

The Company has not yet begun generating revenues from its planned principal operations and operates as a single reportable segment for its cobalt-copper / copper-cobalt projects in Chile. The chief operating decision maker is the Company’s chief executive officer, who assesses the performance based on total expenses, cash flows and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Chile.

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

Depreciation expenses for the nine-months ended September 30, 2025, and September 30, 2024, amounted to $-0- and $-0-, respectively and for the three-months ended September 30, 2025, and September 30, 2024, amounted to $-0- and $-0-, respectively. Loss on retirement of assets for the nine-months ended September 30, 2025, and September 30, 2024, amounted to $-0- and $-0-, respectively and for the three-months ended September 30, 2025, and September 30, 2024, amounted to $-0- and $-0-, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Service fees	$9,720	$14,000
Employee benefits	2,100	2,000
Other	383	441
Total accrued expenses	$12,203	$16,441

6.	Stockholders’ Equity

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

There were no shares of Series A Convertible Preferred Stock outstanding as of September 30, 2025, or December 31, 2024, and 2,407,785 and 724,420 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.

2025 Issuances:

During the nine-months ended September 30, 2025, the Company issued the following shares of preferred stock:

•	1,683,365 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $757,514.25. In addition, $73,431 of Subscriptions Receivable were received in cash for an overall total of $830,945.25 cash received in the nine-month period.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of preferred stock:

•	724,420 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $325,989. Of the $325,989 in proceeds, $258,558 was received in cash by December 31, 2024 and $73,431 was reflected as Subscriptions Receivable at December 31, 2024 and all amounts due were received in cash by shortly after year-end.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of September 30, 2025, and December 31, 2024, there were 48,002,145 and 43,502,145 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2025 Issuances:

During the nine-months ended September 30, 2025, the Company issued the following shares of common stock:

•	4.5 million shares were issued to Cobalt Chile SpA on September 12, 2025, on behalf of Baltum, for it to acquire 30 full-exploitation mining concessions at the fair value price on the date of issuance of $0.42 per share, which equates to a total acquisition value of $1,890,000, as reflected in the supplemental disclosure of non-cash financing activities in the financial statements.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of such issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation was amortized quarterly for the year of service. As of December 31, 2024, all $56,272 of the stock-based compensation is reflected in the financial statements as non-cash expense.

Stock Options and Restricted Stock Units

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of September 30, 2025. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

On May 24, 2022, the Company granted stock options to purchase an aggregate of 5,025,000 shares to officers/management, advisors, and directors at an exercise price of $0.20. The options vest quarterly starting on June 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a one-and-one-half-year period and expire in 10 years from the date of the grant.

On June 1, 2022, the Company granted stock options to purchase an aggregate of 80,004 shares to an advisor at an exercise price of $0.20. The options vest quarterly in equal installments over a one-year period and expire 10 years from the date of grant.

On July 15, 2022, the Company granted stock options to purchase an aggregate of 450,000 shares to an officer at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 25% of the granted shares and then the remainder in equal installments over a three-quarter year period and expire in 10 years from the date of grant.

On July 28, 2022, the Company granted stock options to purchase an aggregate of 150,000 shares to an officer/director at an exercise price of $0.20. The options vest quarterly starting on September 30, 2022, for 12.5% of the granted shares and then the remainder in equal installments over a one-and-three-quarter-year period and expire in 10 years from the date of grant.

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,870,000 options to purchase 1,870,000 shares of its Common Stock awarded under the 2023 Plan as of September 30, 2025. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On January 17, 2025, the Company granted stock options to purchase an aggregate of 645,000 shares to officers/management, directors, contractors and advisory board members at an exercise price of $0.50. The 570,000 options awarded to officers/management, directors and contractors vest quarterly starting on March 31, 2025, for 12.5% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2026 and expire 10 years from the date of grant. The 75,000 options awarded to advisory board members vest quarterly starting on March 31, 2025, for 25% of the granted shares and then the remainder in equal installments at each quarter-end through the end of 2025 and expire in 10 years from the date of grant.

On July 29, 2025, the Company granted stock options to purchase an aggregate of 50,000 shares to a director at an exercise price of $0.37. The 50,000 options awarded to the director vested in full immediately upon award and expire in 10 years from the date of grant.

On July 24, 2025, the board approved, and by shareholder consent achieved on August 27, 2025, the shareholders adopted the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which allows awards for up to 5,000,000 shares of its common stock to be awarded in various equity incentive formats at prevailing fair value exercise prices at the time of each award. There were 500,000 Restricted Stock Units (RSUs) related to its Common Stock awarded under the 2025 Plan as of September 30, 2025. The purposes of the 2025 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

On August 28, 2025, the Company granted 500,000 RSUs related to its Common Stock to a director. The RSUs all vest on July 27, 2027, assuming the Plan Administrator has not accelerated the vesting for any reason and the director is still actively delivering services under the Consulting and Advisory Agreement between director and Company.

Stock Options:

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of September 30, 2024	As of September 30, 2025
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	67.20%	129.10%
Risk-free interest rate	5.027%	3.625%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.1251 - 0.1679	$0.3197 - 0.4020

(a)	At the time of determination of expected stock volatility, the Company’s securities were trading over-the-counter as an OTCQB traded stock, but for less than two years and under limited trading volume such that calculated volatility based solely on the Company’s volatility isn’t necessarily indicative of the expected volatility over the expected life of the options and RSUs. Therefore, the expected stock volatility was estimated using three public companies in the same industry as the Company and calculating an equal-weighted and blended volatility of the Company’s volatility and the volatility of those three believed-to-be-representative companies over the same period.

During the nine-months ended September 30, 2025, and September 30, 2024, the Company recorded stock-based compensation expenses of $157,409 and $77,357, respectively, and during the three-months ended September 30, 2025, and September 30, 2024, the Company recorded stock-based compensation expenses of $46,974 and $24,371, respectively. As of September 30, 2025, the unamortized stock option expense was $129,405. The Company’s stock options had an intrinsic value of $1,520,683, based on the OTCQB published closing price for (OTCQB: COBA) of $0.434 per share as of September 30, 2025, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at September 30, 2025, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	6,661,254		$0.21
Issued	125,000		$0.26
Expired/Forfeited	–		n/a
Exercised	–		n/a
Balance, December 31, 2024	6,786,254		$0.21
Issued	645,000		$0.50
Expired/Forfeited	–		n/a
Exercised	–		n/a
Balance, March 31, 2025	7,431,254		$0.24
Issued	–	$	n/a
Expired/Forfeited	–		n/a
Exercised	–		n/a
Balance, June 30, 2025	7,431,254		$0.24
Issued	50,000		$0.37
Expired/Forfeited	(56,250)		0.50
Exercised	–		n/a
Balance, September 30, 2025	7,425,004		$0.23

The Company has the following options outstanding and exercisable at September 30, 2025 and 2024:

		September 30, 2025				September 30, 2024
Issue Date	Expiry Date	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life	Exercise Price		Stock Options Outstanding	Stock Options Exercisable	Remaining Life
May 24, 2022	May 24, 2032	$0.20	4,931,250	4,931,250	6.65		$0.20	4,931,250	4,931,250	7.65
June 1, 2022	June 1, 2032	$0.20	80,004	80,004	6.68		$0.20	80,004	80,004	7.67
July 15, 2022	July 15, 2032	$0.20	450,000	450,000	6.80		$0.20	450,000	450,000	7.79
July 28, 2022	July 28, 2032	$0.20	150,000	150,000	6.83		$0.20	150,000	150,000	7.83
July 1, 2023	July 1, 2033	$0.26	750,000	750,000	7.76		$0.26	750,000	412,500	8.76
July 7, 2023	July 7, 2033	$0.26	300,000	300,000	7.78		$0.26	300,000	150,000	8.77
January 25, 2024	January 25, 2034	$0.26	75,000	75,000	8.33		$0.26	75,000	56,250	9.33
February 13, 2024	February 13, 2034	$0.26	50,000	50,000	8.38		$0.26	50,000	37,500	9.38
January 17, 2025	January 17, 2035	$0.50	588,750	248,125	9.31	$	n/a	–	–	n/a
July 29, 2025	July 29, 2035	$0.37	50,000	50,000	9.84		n/a	–	–	n/a
Totals and Weighted Averages Outstanding		$0.23	7,425,004	7,084,379	7.08		$0.21	6,786,254	6,267,504	7.87

Restricted Stock Units (RSUs):

The fair value of the 500,000 RSUs granted was $217,500, based on the closing price of $0.435 per share on the grant date of August 28, 2025.

During the nine-months ended September 30, 2025, and September 30, 2024, the Company recorded stock-based compensation expenses of $11,002 and $-0-, respectively, and during the three-months ended September 30, 2025, and September 30, 2024, the Company recorded stock-based compensation expenses of $11,002 and $-0-, respectively. As of September 30, 2025, the unamortized RSU expense was $206,498. The Company’s RSUs had an intrinsic value of $217,000, based on the OTCQB published closing price of $0.434 per share as of September 30, 2025, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025, and December 31, 2024.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. As of September 30, 2025, management was not aware of any material active, pending, or threatened litigation.

8.	Related Party Activity

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) have power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for the services of Felipe Quinzio during the three- and nine-months ended September 30, 2025 and September 30, 2024 and for accounting services provided by NyD since July 2024. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were no bills outstanding with Baltum to NyD at September 30, 2025 or September 30, 2024. There were bills for $2,054 and $-0- outstanding with Baltum to QA at September 30, 2025 and September 30, 2024, respectively. In addition, Baltum accrued an estimate of legal services provided by QA along with VAT due on those services, but yet to be billed by QA in the amount of $9,058 and $-0- at September 30, 2025 and December 31, 2024, respectively. Baltum incurred legal expenses provided by QA of $10,080 and $422 and $37,035 and $5,663 for the three- and nine-months ended September 30, 2025 and September 30, 2024, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $10,185 and $11,175 and $30,639 and $26,095 for the three- and nine-months ended September 30, 2025 and September 30, 2024, respectively.

The Company’s director, Ash Lazenby, has an advisory agreement with the Company and stands to receive 500,000 RSU’s when they vest in July 2027, which have an intrinsic value of $217,000 as of September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt” and including its subsidiaries, collectively, the “Company”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on April 2, 2025, as the same may be amended from time to time.

Overview

Chilean Cobalt Corp. is a US-based and US-traded (OTCQB: COBA) critical materials exploration and development company focused on the La Cobaltera cobalt-copper project in northern Chile, one of the world’s few primary cobalt districts. As of the acquisition date on September 12, 2025, the Company is also focused on the El Cofre copper-cobalt-gold project in northern Chile. Chilean Cobalt strives to responsibly supply cobalt, copper and other critical minerals for a sustainable future.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric. The Company’s wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 6,377 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan mining district. The Company continues to seek opportunities to further consolidate mining rights in the district, it has finalized a primary offtake arrangement and is working to finalize a downstream processing partner arrangement. The San Juan mining district, which includes the La Cobaltera and El Cofre areas, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile already being the leading copper-producing country in the world with the La Cobaltera and El Cofre areas historically supporting the existence of established and high-quality copper assets. Being strategically located near roads, electricity, water, and ports, the site is in close proximity to robust mining infrastructure. The Company’s principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt and copper resources within the concessions; and developing an accelerated phased implementation plan to generate revenue as quickly as possible. On November 11, 2025, we signed a definitive offtake arrangement with a wholly-owned subsidiary of Glencore plc (LSE: GLEN, “Glencore”), whereby Glencore will have a first and last right of refusal to purchase all of the Company’s production of cobalt and copper minerals from the La Cobaltera and El Cofre projects, which it expects to ship to the United States or U.S. Free Trade Agreement countries. In addition, on September 6, 2024, we signed a non-binding LOI with US Strategic Metals (“USSM”) to process and refine cobalt and copper concentrate we expect to produce at our La Cobaltera project. This processing is intended to lead to the creation of cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. USSM plans to carry out the processing at its production facility in Missouri. We are advancing due diligence and strategic discussions pursuant to that LOI and the terms and conditions of the agreement to be entered into between the Company and USSM are subject to negotiation. The objective of the three-way strategic partnership between the Company, Glencore and USSM is to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera cobalt-copper project in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for La Cobaltera concentrate at USSM’s site. Our relationship with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

On November 7, 2025, the Company signed a non-binding Letter of Intent (“LOI”) with NeoRe SpA (“NeoRe”) for a nine-month exclusive right to perform due diligence on the economic viability of extracting rare earth elements from NeoRe’s mining concessions located near Conception, Chile. There is no obligation to move past the due diligence phase, however, the LOI contains an option for acquiring the NeoRe mining concessions, if the economics are determined to be favorable.

We have not generated revenues to date. Our limited operations have included the formation of the Company and its wholly-owned subsidiary Baltum Mineria SpA, oversight of cobalt exploration and concession acquisition activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt. From December 4, 2017 through November 14, 2025, we raised a total of $31,393,047 from accredited investors through the issuance of our common stock, preferred stock, and debt. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024, the $1,890,000 acquisition of El Cofre and additional La Cobaltera concessions by the issuance of 4.5 million shares to Cobalt Chile SpA at $0.42 per share on September 12, 2025 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $117,000 for a total of $1,404,000 for the following 12 months. This is for baseline expenditures with costs of acquisition, exploration that includes feasibility assessment and drilling and direct and soft costs for an uplisting to a national exchange, not factored into those averages. Acquisition expenditures, if funding is achieved to proceed, could exceed $10,000,000, drilling and feasibility expenditures could exceed $2 million, while direct and soft costs to achieve an uplisting to a national exchange would possibly fall in the range of $300,000 to $500,000. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to raise $2,000,000 to $4,000,000 imminently via a private raise, with board approval to do so, potentially another $10 million in the next three to six months via convertible debt and up to $20,000,000 or more in 2026, potentially as a public offering as part of an uplisting to a national market. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $325 million in funds will be required.

For the years ended December 31, 2024 and 2023, we generated no revenues and reported net losses of $882,574 and $1,292,742, respectively, and negative cash flow from operating activities of $791,706 and $929,418, respectively. For the three-months ended September 30, 2025 and September 30, 2024, we reported net losses of $2,287,316 and $192,968, respectively, and negative cash flow from operating activities of $412,280 and $199,321, respectively. For the nine-months ended September 30, 2025 and September 30, 2024, we reported net losses of $2,932,125 and $666,278, respectively, and negative cash flow from operating activities of $973,946 and $580,257, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2024 and 2023. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $36,314,937 and recurring losses from operations as of September 30, 2025. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023.”

Plan of Operations

In order to complete our plan of operations, including Phase 2 exploration work, during the next 12 months, we estimate that approximately $1,284,000 in additional funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation and uplisting to a national exchange, along with both brownfield and greenfield exploration and having a longer operational runway, we will require raising approximately $2,000,000 to $3,000,000. To complete mining rights acquisition and consolidation along with drilling and feasibility assessments will require substantially more funding. The source of such funds is anticipated to come from private and public placements of our securities as discussed in the Overview above. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and begin to implement our long-term business plan.

For the next twelve months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites, both La Cobaltera and El Cofre, in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass Artificial Intelligence (“AI”) pilot studies, sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas. To achieve our Phase 2 objectives, we expect this to cost approximately $350,000. To progress into feasibility assessment and drilling is expected to cost approximately $2,000,000 to $4,000,000, or more, depending on the breadth of the follow-up exploration program.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites in addition to the 3,742 hectares of full-exploitation mining concessions that were recently acquired. There continue to be sites that the Company has expressed interest in acquiring and the ability to close on these acquisitions is dependent on the Company’s success in achieving its capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter royalties, as applicable.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff or engage additional advisors to assist with operations. We also intend to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan. The general and administrative expenses are expected to be approximately $1,100,000 to $1,200,000, depending on the phases of the business plan that are able to be engaged.

Any major acquisition and the underlying funding source would need to be approved at the board level as a prerequisite to closing. We are seeking to secure a source of equity financing, such as through a private offering and/or a public offering as part of an uplisting to a national exchange, or convertible debt to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera cobalt-copper project and our El Cofre copper-cobalt project, as well as other mining concessions we are evaluating within the San Juan mining district in northern Chile. The overall financing requirements may also include a potential debt funding package of up to $317,400,000 pursuant to a June 4, 2024 non-binding letter of interest we received from the Export-Import Bank of the United States and the extension notice that makes it applicable until June 14, 2026. There can be no assurance that a private offering, public offering upon uplisting to a national exchange, convertible debt or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable downstream processing arrangements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. We incurred light exploration and development expenses during the quarter ended September 30, 2025, related to the Company’s AI pilot program. In addition, the Company finalized the acquisition of 3,724 additional hectares of full-exploitation mining concessions in the district, which are now being incorporated into the overall exploration plan and evaluated for incorporation into the AI pilot program. Throughout the year, the Company has worked diligently to get an extension to its letter of interest with the Export-Import Bank of the United States, in addition to finalizing the definitive arrangement for Glencore’s right of first and last refusal for product offtake with Glencore, an international commodity trading and mining company. The letter of interest with the Export-Import Bank of the United States serves as the Company’s long-term debt funding strategy and the definitive arrangement for offtake with Glencore is critical, especially when combined with a letter of intent with United States Strategic Metals for putting in place an eventual three-party Americas-centric cobalt and copper upstream and downstream processing relationship. During 2025, the Company has brought on technical consultants Dr. Brian Townley and Cesar Vargas to assist Dr. Lawrence W. Snee, its Executive Vice President of Exploration. Dr. Snee has the responsibility for developing and executing the Company’s exploration activities, which includes progressing the AI trial exploration campaign and contributing to the overall corporate strategic plan.

General and administrative expense. Our general and administrative expenses include compensation of staff and overhead, which includes depreciation and foreign currency transaction (gains) and losses.

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

Results of Operations – Three-Months Ended September 30, 2025 Compared to the Three-Months Ended September 30, 2024

	Three-Months Ended September 30, 2024	Three-Months Ended September 30, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$28,440	$28,440
General and administrative expenses and foreign currency transaction loss	195,832	380,500	184,668
Interest (income) expense, net	(2,864)	(2,706)	158
Gain (loss) on retirement/sale/impairment of assets	0	(1,881,082)	1,881,082
Loss before income taxes	(192,968)	(2,287,316)	2,094,348
Provision for income taxes	0	0	0
Net Loss	$(192,968)	$(2,287,316)	$2,094,348

Operating losses for the three-months ended September 30, 2025, compared to September 30, 2024, were much higher due primarily to the impairment write-down of the recently acquired mining concessions as it was determined to be impractical to achieve a reliable independent valuation in order to support the value on the financial statements. In addition, exploration costs in the current period, not experienced in the same period for the previous year, higher mining concession patent costs for Baltum, including the added patent costs for the newly acquired mining concessions, were a substantial driver of increased net losses. Those factors combined with higher legal costs in Chile related to due diligence on acquisitions and patent fee rate changes, higher cash-based compensation, due to employee additions to the management suite, along with higher non-cash option compensation to directors, officers and advisors, along with somewhat higher costs across the remaining expense categories for the remainder of the difference.

Results of Operations – Nine-Months Ended September 30, 2025 Compared to the Nine-Months Ended September 30, 2024

	Nine-Months Ended September 30, 2024	Nine-Months Ended September 30, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$48,238	$48,238
General and administrative expenses and foreign currency transaction loss	681,051	1,018,494	337,443
Interest income, net	(14,773)	(15,689)	(916)
Gain (loss) on retirement/sale/impairment of assets	0	(1,881,082)	1,881,082
Loss before income taxes	(666,278)	(2,932,125)	2,265,847
Provision for income taxes	0	0	0
Net Loss	$(666,278)	$(2,932,125)	$2,265,847

Operating losses for the nine-months ended September 30, 2025, compared to September 30, 2024, were much higher generally due to the same factors that drove quarterly costs higher, as explained above, such as impairment write-down costs, exploration costs in the current year, not applicable in the previous year, higher mining concession patent costs for Baltum, along with higher legal costs in Chile related to due diligence on acquisitions and patent fee changes, higher cash-based compensation, due to employee additions to the management suite, along with higher non-cash option compensation to directors, officers and advisors, along with somewhat higher costs across the remaining expense categories for the remainder of the difference.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of September 30, 2025, our Company had cash totaling $189,157 current assets totaling $334,496 and total assets of $337,454. As of September 30, 2025, we had total liabilities of $24,242 (all current), positive working capital of $310,254, and stockholders’ equity of $313,212.

Sources and Uses of Cash for the Nine-Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the nine-months ended September 30, 2024 and 2025.

	Nine-Months Ended September 30, 2024	Nine-Months Ended September 30, 2025	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(580,257)	$(973,946)	$(393,689)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	0	830,945	830,945
Effect of foreign exchange rate on cash	(843)	849	1,692
Net Increase (Decrease) in Cash	$(581,100)	$(142,152)	$438,948

Net cash used in operations

Net cash used in operating activities was $580,257 for the nine-months ended September 30, 2024 versus net cash used in operating activities of $973,946 for the nine-months ended September 30, 2025. The increase in cash flow used in operating activities was primarily due to the annual patent fee reimbursement to seller of newly acquired mining concessions, higher cash-based compensation and payroll tax impacts, as additional employees were hired to the management suite, and higher annual mining concession patent payments related to the long-held mining concessions by Baltum. To a lesser degree, but still impactful, were increased professional service costs, primarily in the areas of environmental sustainability consulting and legal services for both US-based and Chile-based for acquisition due diligence and higher outlays for AI pilot studies and more expenditures for marketing and Company awareness. Each of these factors along with nominal impacts from various other expense areas contributed to the $393,689 higher use in net cash for operations in the current period compared to the same period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $-0- for the nine-months ended September 30, 2024 versus net cash used in investment activities of $-0- for the nine-months ended September 30, 2025. There were no changes in cash flow used in investment activities between years. The acquisition of the 3,724 hectares of full-exploitation mining concessions was a non-cash transaction through the issuance of the Company’s common stock, as noted in the supplemental disclosure of non-cash investing and financing activities in the financial statements.

Net cash provided by financing activities

Net cash provided by financing activities of $-0- in the nine-months ended September 30, 2024, versus net cash provided by financing activities of $830,945 in the nine-months ended September 30, 2025, which included an aggregate of $757,514 of proceeds for the sale of an aggregate of 1,683,365 shares of Series B convertible preferred and collection of $73,431 in subscriptions receivable. The issuance of 4,500,000 shares at $0.42 per share for an overall value of $1,890,000 was a non-cash transaction for the acquisition of 3,724 hectares of full-exploitation mining concessions, as noted in the supplemental disclosure of non-cash investing and financing activities in the financial statements.

Going Concern

Based upon our working capital of $310,254 compared to our $973,946 cash used in operating activities year-to-date through September 30, 2025, that annualized would equate to cash used in operating activities of $1,298,595, which exceeds our existing working capital, coupled with our accumulated deficit of ($36,314,937), as of September 30, 2025, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended September 30, 2025 and 2024.

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

Public Company Expenses

We expect to incur direct, incremental selling, general and administrative expenses as a result of being a publicly traded company, including, but not limited to, where applicable, increased scope of our operations and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to shareholders, tax return preparation, independent registered public accounting firm fees, investor relations activities, legal and registration fees, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. Some of these direct, incremental selling, general and administrative expenses are not yet applicable in our historical results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)	During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1+	Chilean Cobalt Corp. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2025).

10.2+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2025).

10.3	Form of Mining Concession Purchase Agreement, Cobalt Chile SpA to Baltum Mineria SpA and Annex 1 Issuance Agreement, dated as of 12 September 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2025).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: November 17, 2025	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (principal executive officer)

Dated: November 17, 2025	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (principal financial officer and principal accounting officer)

