Form 10-K
period 2025-12-31
Chilean Cobalt Corp.
filed 2026-03-31
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were 23,388,039 shares of common stock, $0.0001 value per share, outstanding that were held by non-affiliates. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s common stock on the OTCQB on June 30, 2025, which was $0.70 per share, was $16,371,627.

There were 56,409,930 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2026.

Documents Incorporated by Reference

None

CHILEAN COBALT CORP.

i

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

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, “Chilean Cobalt,” the “Company,” “we,” “our,” “ours” or “us” refer to Chilean Cobalt Corp., a Nevada corporation, and its sole subsidiary, Baltum Mineria SpA, “Baltum.”

Our Company

We are a critical minerals exploration and development company focused on the La Cobaltera and El Cofre cobalt-copper projects, located in the San Juan District in northern Chile, one of the world’s few known primary cobalt districts. We have a deliberate focus on building a dynamic and sustainable business with an emphasis on applying leading environmental stewardship, social engagement, and corporate governance practices to its strategy. La Cobaltera and El Cofre are a district-scale opportunity across Chilean Cobalt’s 6,377 hectares of 100% owned and unencumbered mining property situated in the San Juan District in northern Chile (Atacama Region III), a historic mining district with numerous past-producing mines and excellent infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide and sulphide resources with evidence of gold at depth across several known exploration and development targets district-wide.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric.

Our wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 6,377 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District and is pursuing other opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera and El Cofre areas, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile is the leading copper-producing country in the world with the La Cobaltera and El Cofre areas historically supporting the existence of established and high-quality copper assets. The site is strategically located near robust mining infrastructure, including roads, electricity, water, and ports.

Our principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions, including geophysics, geochemistry, drilling, IP surveys and AI pilot studies; developing an accelerated phased implementation plan to generate revenue as quickly as possible; establishing off-take and downstream refining relationships; developing and advancing our ESG strategy; building our board, management team, and governance systems; and raising capital.

Our commercial priorities are to have funding lined up to allow for timely development, when appropriate, and to put in place the necessary downstream processing relationships. Related to funding for development, efforts include a potential debt-related package of up to $317,400,000 pursuant to a June 4, 2024, and further extended, non-binding letter of interest we received from the Export-Import Bank of the United States. Whereas, related to the downstream processing objectives, we envision a three-way strategic partnership between the Company, Glencore and US Strategic Metals (“USSM”) to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera and El Cofre cobalt-copper projects in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for our concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

On September 6, 2024, and then extended on September 5, 2025, we put in place a non-binding LOI with USSM to process and refine cobalt and copper concentrate we expect to produce. Refined outputs from USSM are expected to be used in cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. We are working with USSM to define final terms and conditions for downstream processing. In addition, on November 11, 2025, we signed a Deed of Undertaking with a subsidiary of Glencore plc (“Glencore”) whereby Glencore has been granted a right of first and last refusal to purchase cobalt and copper product from the La Cobaltera and El Cofre projects, which it expects to ship to the United States or U.S. Free Trade Agreement countries.

Chilean Cobalt is participating in a research and development (“R&D”) project awarded through CORFO to evaluate the technical and environmental feasibility of recovering cobalt and copper from legacy waste piles at the La Cobaltera site. The project is funded through a $3,000,000 grant from Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project remains in the research and evaluation stage and does not involve operational activities or changes to the our current permitting requirements. Our support equates to approximately 21% of the overall consortium-required support contribution of $950,000 toward the project. The other key participants in the consortium of project sponsors are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company.

We remain aware of and are investigating other critical minerals opportunities particularly in Chile. On January 8, 2026, we entered into a binding earn-in and option agreement with NeoRe SpA, a privately-held Chilean company to acquire approximately 6,300 hectares of mining concessions (the “Properties”) within the coastal belt region near Concepcion Chile with an ionic adsorption clay-style rare earth elements system enriched with yttrium, neodymium, dysprosium and terbium elements critical to defense and advanced manufacturing supply chains. While contributing to the project, Chilean Cobalt earns credit toward a net smelter return (“NSR”) royalty, with percentage depending on the extent of the contribution and the progress of the project. After the project achieves certain developmental milestones, we would then have an option to acquire the Properties through the relinquishment of the NSR royalty and payment of equity-based consideration.

We are committed to building a mature, transparent, and continuously improving ESG framework that supports responsible development and long-term value creation. Responsible-sourcing and ESG-assurance frameworks such as IRMA and Digbee increasingly shape the expectations of downstream customers, investors, and supply-chain partners. In 2025, the Board approved the adoption of the Digbee and IRMA ESG frameworks, and we completed our first independent Digbee ESG assessment in July 2025. We continue to strengthen our governance and ESG systems, including the Board’s adoption in principle of a new governance framework in March 2026, which is intended to support enhanced oversight, disclosure readiness, and our consideration of an uplisting to a national securities exchange in 2026.

We have not generated revenues to date. Our limited operations have included the formation of our Company and our wholly-owned subsidiary Baltum, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt.

From December 4, 2017 through March 31, 2026, we raised a total of $34,145,547 from accredited investors through the issuance of our common stock, preferred stock, and debt, net of $247,500 of direct and incremental costs of equity raising. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024, the $1,890,000 of stock-based expenditures inferred by the issuance of 4,500,000 shares for 3,742 hectares of full exploitation mining concessions acquired from Cobalt Chile SpA at $0.42 per share on September 12, 2025 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $404,000 for a total of $4,848,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to potentially raise $20,000,000 or more in 2026, potentially as part of an uplisting to a national securities exchange. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital. However, there can be no assurance that we will be successful in securing additional capital, timely or at all, and if we are able to if there will be favorable terms.

At this time, we have not submitted an application to any national securities exchange, and do not have a definitive timeline for doing so. Any decision to pursue such a listing would be subject to, among other factors, our ability to satisfy applicable listing requirements, market conditions, and any necessary authorizations by our board of directors. There can be no assurance that we will pursue or complete an uplisting to a national securities exchange, and if we do pursue an uplisting, if it will be timely or successful.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $400 million in funds will be required.

For the years ended December 31, 2025 and 2024, we generated no revenues and reported net losses of $3,263,140 and $882,574, respectively, however, $1,882,082 of the 2025 loss was related to a one-time, non-cash charge for impairment of mining concessions, and negative cash flow from operating activities of $1,146,473 and $718,275, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2025 and 2024. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $36,645,952 and recurring losses from operations as of December 31, 2025. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.”

Our Market Opportunity

Our market opportunity is driven by the dramatic growth in lithium-ion battery applications and greater electrification, as well as advanced superalloy markets.

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

It is estimated that lithium-ion battery demand will grow by about 27% per year through 2030, and most of this growth will be driven by mobility outside of China. This rate of growth is significant, and affects many different raw materials.

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

Source: The Cobalt Institute, 2025

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

Cobalt Demand (tpa) vs Average Cobalt Density in Battery Cells (kg/kWH)

Source: Benchmark Mineral Intelligence, 2019

While this chart has not been updated recently, and the absolute figures are somewhat outdated, we believe it serves to illustrate an important dynamic. While cobalt intensity in an average EV battery has declined over time, the aggregate growth in demand has outpaced this ‘thrifting,’ and is expected to continue. Due to this rapid growth, cobalt demand from the lithium-ion battery sector has outpaced demand from all other sectors, with battery demand (EV + portables) now making up over 70% of total annual cobalt demand.

Cobalt Demand by Sector (kt)

Source: The Cobalt Institute, Cobalt Market Update Overview Q4 2025, by Benchmark Mineral Intelligence

Cobalt Demand (LHS) and Annual Growth (RHS) by Major End Use (kt)

Source: The Cobalt Institute, Cobalt Market Update Overview Q3 2025, by Benchmark Mineral Intelligence

7

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

Copper Consumption by End Use

Source: RBC Capital Markets, 2025

One of the new sources of demand for copper, particularly for electrification and related infrastructure, is coming from the construction of data centers being built and planned to support greater development of artificial intelligence (AI) processing capacity. This segment of demand is expected to grow significantly, starting from very low levels, with potential to more than double before the end of the decade.

US Data Center Capacity Additions (gigawatts)

Source: Aterio, Goldman Sachs Global Investment Research, Goldman Sachs Commodities Research, December 18, 2025

Our Planned Products

We are a primary cobalt and secondary copper resource exploration and development company with operations in northern Chile. Chile is the leading copper-producing country in the world. Additionally, we have an option to acquire and develop a project to produce rare earth elements through operations in south-central Chile.

Our Strengths

Experienced, Proven Management Team

Our management team and partner network have extensive industry, process, financial, and sustainability expertise and a proven track record of analyzing, negotiating, structuring, financing, and progressing project development within the junior mining and exploration space.

Positive Jurisdiction for Investments

Our operations are located in Chile, a mining-friendly jurisdiction that has free trade agreements, economic association and cooperation agreements in place with many Western countries, including the US. We have fostered good industry and government relations. Chile has a longstanding mining history and it has very good infrastructure in terms of roads, water and electricity.

Quality of Primary Cobalt Project and Potential Producer of Cobalt outside of the DRC and Indonesia

Our management believes that we hold a potentially world-class, scarce mining project with a robust demand profile in a stable geopolitical and regulatory environment. Security and reliability of supply is critically important for EV battery and car manufacturers yet global cobalt supply is heavily concentrated in jurisdictions – particularly the DRC and Indonesia -- that may pose elevated risks related to political instability, regulatory uncertainty, and government intervention in mineral markets. Downstream consumers may also face risks related to infrastructure constraints, labor disruptions, or changes in taxation or royalty regimes in these jurisdictions, as well as heightened scrutiny from customers, regulators, and civil-society organizations regarding responsible-sourcing practices, human-rights due diligence, and environmental impacts. These factors can increase the risk of supply interruptions, compliance costs, or reputational exposure for companies dependent on cobalt from the DRC or Indonesia. In contrast, sourcing from Chile may offer downstream customers a more stable geopolitical and regulatory environment, supported by established legal frameworks, transparent permitting systems, and lower exposure to abrupt policy changes or conflict-related disruptions. Chile’s institutional stability and governance structures may reduce the risk of unanticipated supply interruptions relative to jurisdictions with higher political or regulatory volatility. As a result, customers seeking diversified, reliable, and responsibly-sourced cobalt supply may view Chilean production as a means of mitigating concentration risk associated with dependence on the DRC and Indonesia, where geopolitical dynamics, regulatory uncertainty, and infrastructure constraints can materially affect supply continuity.

Only one primary cobalt mine operates globally (Bou Azzer mine in Morocco). Morocco is not even in the top 10 list for cobalt production by country. In 2024, 76% (220 kilotonnes) of global cobalt supply was sourced from the Democratic Republic of the Congo (“DRC”), according to the US Geological Survey (“USGS”). It is estimated that as much as one-fifth of the cobalt mined in the DRC comes from small-scale artisanal mines, many of which rely on forced labor. In 2025, the DRC government instituted a series of policies aimed at supporting cobalt prices and incentivizing investment in the domestic supply chain by restricting exports. This policy was first introduced as an outright export ban, which was later replaced by a strict quota system, which has already pushed the market into a deficit, according to the Cobalt Institute. In 2024, Indonesia was second in production with almost 28,000 tonnnes (10%). It is believed the production in Indonesia could potentially increase a further five-fold by 2030, but more concerning, the process used to extract cobalt is through high pressure acid leaching (“HPAL”), which has negative environmental repercussions for the island nation and its neighbors. Similar to the DRC, Indonesia has also instituted policies to restrict production, though their primary focus in on nickel, which has suffered from weak prices due to overproduction, largely from new projects in Indonesia. The new nickel ore quota system will limit the growth of nickel supplies, and will also limit the growth of cobalt supplies, as it is a byproduct of the primary nickel production. Historical mine operations and production data associated with the San Juan District in Chile lowers the risk that would be associated with a greenfield project and likely increases the speed of execution. The resource has the potential to be a Tier-1 asset, and the unique characteristics of the spatial layout of the resource allow for effective use of multiple mining techniques and processing technologies.

Low-Cost Provider, Extensive Process Technology and Know-How

Our operating team, including its outside consultants, is comprised of a host of professionals with decades of financial, geological, mining and corporate responsibility and sustainability experience and expertise. As we add to the overall La Cobaltera and El Cofre strategic plan, the scope of our services and materials will expand, providing opportunities to increase the pipeline.

Culture of Safety and Sustainability

Safety and sustainability are foundational to our business strategy and central to how we intend to develop and operate our projects. We are building a mature ESG framework grounded in continuous improvement, transparency, and responsible-sourcing expectations across the critical-minerals supply chain. We are designing and developing our ESG systems based on the Initiative for Responsible Mining Assurance (“IRMA”) and Digbee ESG frameworks, both of which were formally adopted by the Board in 2025. These frameworks provide clear definitions of responsible practice and independent mechanisms to evaluate performance against those expectations, helping reduce operational and reputational risk for downstream customers and investors. We believe that this commitment to responsible practices and credible ESG assurance will be an important differentiator for customers seeking reliable, transparent, and responsibly sourced cobalt and copper.

Governance Maturity and Transparency

We are developing a governance framework designed to support disciplined oversight, transparent decision-making, and long-term value creation. In 2026, the Board accepted in principle a new governance framework intended to strengthen Board-level oversight, clarify roles and responsibilities, and enhance disclosure readiness in anticipation of our consideration of an uplisting to a national securities exchange. The Board also delegated to Management the development of the management-level roles, processes, and documentation systems needed to operationalize the Framework, with the expectation that refined versions will be returned to the Board for review as we advance. Our governance systems are informed by recognized ESG-assurance frameworks, including IRMA and Digbee, which establish clear expectations for governance quality and provide independent verification of progress. By building governance maturity early in our development, we aim to reduce uncertainty for investors, improve the reliability of information used in financing and strategic decisions, and support a more stable and predictable operating environment as we advance toward development.

Our Governance Framework is designed to build governance maturity from the outset, without the legacy constraints common in more established operators. The Framework aligns with internationally recognized expectations for responsible business conduct, including OECD due-diligence principles, UN guidance, and the responsible-sourcing and transparency requirements embedded in our offtake arrangement with Glencore. It is intentionally scalable, providing a structured roadmap for strengthening oversight, risk management, and disclosure as we advance toward development and potential uplisting. By integrating responsible-sourcing governance, independent oversight, and continuous-improvement mechanisms into a unified system, the Framework supports commercial credibility, reduces perceived risk for investors and partners, and enhances our readiness for future capital formation and participation in an Americas-based critical-minerals supply chain.

Management Experience

Our management team, including management advisory consultants, has extensive experience in financial asset management, energy materials and deal structuring. Specifically, we have significant experience in energy materials, from resource exploration and development through commercialization and closure.

Duncan T. Blount, Board Chairperson and Chief Executive Officer of Chilean Cobalt, is responsible for our leadership and all strategic aspects of the business. Mr. Blount has nearly 20 years of experience focused on global natural resources. Prior to Chilean Cobalt, Mr. Blount served as Chief Executive Officer and Director of Decklar Resources, Inc. (TSX-V:DKL), a Canadian-listed independent oil and gas company operating in Nigeria, including the producing Oza field (OML 11) and development of the Asaramatoru field (OML 11) and Emohua field (OML 22). Prior to its rebranding, Decklar Resources, Inc. operated as Asian Mineral Resources Ltd., developer, owner, and operator of the Ban Phuc nickel-copper-cobalt mine in northern Vietnam, the country’s first modern base metals mine and production facility.

Before moving into corporate executive leadership, Mr. Blount spent a decade in investment management, specializing in natural resources in emerging markets. He held key roles at Redwheel (formerly RWC Partners Ltd.) and Everest Capital Ltd., where he managed analysis and portfolio strategies focused on commodities and natural resource assets.

Mr. Blount also serves as a Non-Executive Director of American Tungsten Corp. (CSE:TUNG; OTCQB:TUNGF), which is advancing the past-producing IMA Mine Project in Idaho, and as a member of the Advisory Board of Ocean Minerals LLC, a private deep-ocean minerals exploration and development company advancing the Moana-1 polymetallic nodule project in the Cook Islands Exclusive Economic Zone.

He holds an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jeremy McCann Chief Operating Officer and Founder of Chilean Cobalt, is also the Chief Operating Officer and a Founder of Genlith Inc., a venture holding company focused on new energy investments. Since 2017, he has been responsible for leading most U.S.-based operational aspects of our business. Prior to co-founding the Company, Jeremy served as Chief Operating Officer of Schooner Investment Group LLC from 2008-2017, a registered investment advisor to multiple mutual funds. He holds a B.S. in Finance from McGill University.

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

Andy Sloop, Chief Sustainability Officer and Director of Chilean Cobalt, is responsible for our ESG strategy, sustainability policies, governance systems, and stakeholder engagement, and serves as Chair of the Board’s Environmental, Social and Governance (ESG) Committee. He has served on the Board since October 2021 and as Chief Sustainability Officer since January 2025. In these roles, he led the Board-approved adoption of the Digbee and IRMA ESG frameworks in 2025, oversaw our first independent Digbee ESG assessment, and directed the development of our Governance and ESG Framework approved in principle by the Board in 2026.

Prior to joining Chilean Cobalt, Mr. Sloop served for eight years as Global Director of Zero Waste & Circularity in Nike’s Responsible Supply Chain organization, where he led global programs focused on manufacturing waste reduction, recycling, resource efficiency, and circular-economy initiatives across a complex, multinational supply chain. Earlier in his career, he held leadership roles at Metro, the regional government for the Portland, Oregon metropolitan area, overseeing waste-facility regulation, recycling-market development, green-building programs, toxics reduction, circular-economy initiatives, Extended Producer Responsibility (EPR), and greenhouse-gas mitigation. He also served as General Manager of a private recycling company operating under an EPR framework.

Starting in 1997, Mr. Sloop spent seven and a half years in geographic information systems (GIS) and remote-sensing consulting, leading business development, solution definition, and project delivery across public-sector and corporate clients. This included working on some of the world’s first internet GIS and enterprise GIS applications and working for Space Imaging, a joint venture of Lockheed Martin and Raytheon that built and operated the Ikonos satellite, the world’s first commercial high-resolution earth imaging satellite. He began his career as a newspaper reporter and later served as assistant to the Environment & Energy Committee in the Oregon Legislature. Mr. Sloop holds a B.A. in Philosophy, Politics and Economics from Pomona College and an MBA/MPA from the Atkinson Graduate School of Management at Willamette University, and is certified as an ASQ Six Sigma Green Belt.

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

Our Industry

Lithium-ion Batteries

The shift to more of an electrified global economy is already underway. This change is comparable to the industrial revolution and the rise of the internet in the 1990s, both of which had profound impacts on economics and daily life. Consumer electronics was the first major industry to experience the trend toward electrification, and now, the growth in electric vehicles (“EVs”) is gaining momentum, with the EV market expected to experience continued growth in the near-term. Energy grid storage will also play an essential role in supporting the scaling up of renewable energy sources. This will require large-scale expansion in energy storage capacity. We believe that the best available technology for doing this now and for the foreseeable future is the lithium-ion battery (“LIB”), especially when weight, size, and range are major considerations. This is why LIB technology is the energy storage of choice when it comes to e-mobility. Next-generation EV battery technology is still going to be LIB based, with innovation likely centering on the anode and electrolyte solution rather than the cobalt-containing cathode. The cathode has seen most of the innovation to date.

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

The world’s largest producer, CMOC, provided conservative 2025 production guidance, signaling flat production versus 2024 figures. In 2025, the DRC government introduced a strict quota system, and the Indonesian government has announced a reduction in its nickel ore mining quota, which will also impact short-term cobalt supply due to its role as a by-product of nickel extraction.

World Mine Cobalt Production and Reserves (mt)

Source: US Geological Survey, 2025

Industry Supply, Demand, and Pricing Dynamics

Due to polices by the DRC and Indonesia to restrict supplies, the market entered a deficit during 2025, which will be exacerbated into 2026 and beyond. Also, as a result of these policies, cobalt prices rallied from record low prices at the end of 2024 to nearly $60,000/mt by the end of 2025. This has also been driven by the drawdown of stockpiles and inventories, as expected supplies from the DRC and Indonesia will not likely enter the market. As inventories are run down and mine growth slows, prices may rise further, albeit with volatility.

Source: The Cobalt Institute, Cobalt Market Update Overview, Q3 2025, by Benchmark Mineral Intelligence

Looking ahead, cobalt’s fundamentals are expected to improve as supply growth slows and demand from lithium-ion batteries and metal alloys remains strong. This timeline aligns well with Chilean Cobalt’s development plans for La Cobaltera and the broader San Juan district, where we are poised to contribute to primary cobalt production – from a project with no Chinese ownership or influence.

Cobalt Market Balance, Global Base Case vs Ex-DRC (kt Co)

Source: The Cobalt Institute, Cobalt Market Update Overview, Q3 2025, by Benchmark Mineral Intelligence

The cobalt market is a relatively small niche market compared to other base metals and commodities, and much of the supply is tied up in long term contracts between producers and their offtake partners, among others. Demand for reliable, transparent, and responsibly-sourced material has increased as companies seek to reduce exposure to geopolitical, regulatory, and ESG-related risks associated with cobalt supply from the Democratic Republic of Congo and Indonesia. Market perception of price moves in cobalt is often influenced by cobalt futures pricing published by the London Metals Exchange (LME),although a relatively small percentage of global supply that trades on the LME. As a result, LME pricing can be volatile and may not reflect the pricing dynamics of long-term contracts or material sourced from higher-assurance supply chains.

Property Disclosures

As it relates to the material property details for the La Cobaltera and El Cofre Projects, Chilean Cobalt and Baltum, are exploration-stage companies and all areas described are exploration-stage areas of the overall property.

Descriptively, La Cobaltera is located in northern Chile, 48 kilometers (approximately 30 miles) southeast of Huasco, Huasco Province, Atacama Region. The property is located approximately 700 kilometers north of Santiago with a variable elevation between 700 – 1,100 meters above sea level. El Cofre is located adjacent and to the northeast of La Cobaltera, 15 kilometers (approximately 10 miles) south of Freirina City, Huasco Province, Atacama Region. The property is located approximately 720 kilometers north of Santiago with a variable elevation between 700 – 1,100 meters above sea level.

The following maps depict the locations of the La Cobaltera and El Cofre Projects and nearby existing infrastructure. On the following map, the lower shading depicts the general area for the La Cobaltera Project and the upper shading depicts the general area for the El Cofre Project.

The map below shows the primary roads in the area (C-46 and C-494) and towns (Huasco, Freirina, Maitencillo). Hwy 5 (not pictured, and east of the map), is the primary north-south arterial between the regions and runs through the larger town of Vallenar at the junction with C-46.

280000
290000
300000
310000
6850000
6840000
6830000
6820000
Huasco
Freirina
Maitencillo
C-46
C3 Properties
Towns
Roads

For railroads, see the green lines on the following map. The freight train carrier, Ferronor, owns lines throughout Chile, including the one depicted, which is a 49 kilometer branch line between the port of Huasco and Vallenar. At Vallenar, there is a junction with the main line that runs north and south in Chile and allows for freight connections to other major regions of Chile.

280000
290000
300000
310000
6850000
6840000
6830000
6820000
Huasco
Freirina
Maitencillo
C3 Properties
Railway
Towns

For airports, see the plane icon on the following map, which references Vallenar Airport. The Vallenar Airport is a smaller regional airport that doesn’t serve commercial flights. It has an asphalt runway of 4,521 feet in length. Most commercial flights are routed through either La Serena, Chile to the South or Copiapo, Chile to the North with bus or other means of transportation to get to Vallenar and the surrounding areas.

For ports, see the lighthouse icon on the following map, which references Huasco Port. This is a medium-sized port, with the maximum length of vessels recorded entering the port of 300 meters, maximum draught of 14 meters and maximum deadweight of 209,537 tonnes.

Water sources are generally from onsite wells, when available for smaller needs, trucked into the area for employee use and consumption, or derived from seawater for direct processing use or after first being desalinated, if a pipeline is constructed for transporting the water from the nearby ocean to the site. Both Chilean Cobalt and Baltum are highly sensitive to the social impact of water usage in a dry, drought-prone area and are working to leverage sources that minimize the impact to the local population and the environment.

The map below depicts proximal 110V and 220V electric transmission lines in red and magenta, respectively. It should be noted that the grid in the area is supplied by electricity generation from a variety of sources, including solar, wind, hydroelectric and coal.

280000
290000
300000
310000
6850000
6840000
6830000
6820000
Huasco
Freirina
Maitencillo
C3 Properties
Towns
Power Grid
110
220

Personnel will typically be sourced from nearby towns for general mining labor once the need for mining labor is achieved. Experts, such as geologists, engineers, independent consultants and onsite management are typically sourced from major Chilean cities, such as Santiago, or from non-Chilean labor.

The mining concessions that comprise the La Cobaltera Project, all registered in exploitation concession status, are depicted in the following map:

COBALTERA 3 1/300 (300 hectares); COBALTERA 4 1/300 (300 hectares); COBALTERA 5 1/264 (264 hectares); COBALTERA 6 1/270 (270 hectares); COBALTERA 7 1/200 (200 hectares); COBALTERA 8 1/269 (269 hectares); COBALTERA 9 1/200 (200 hectares); COBALTERA 10 1/207 (207 hectares); COBALTERA 11 1/200 (200 hectares); COBALTERA 12 1/189 (189 hectares); COBALTERA 13A 1/2 (2 hectares); COBALTERA 13B 1/8 (8 hectares); COBALTERA 13C 1/9 (9 hectares); COBALTERA 13D 1/23 (23 hectares); COBALTERA 13E 1/11 (11 hectares); COBALTERA 13F 1/14 (14 hectares); COBALTERA 14 1/3 (3 hectares); MANUEL 3 1/13 (13 hectares); MANUEL 4 1/60 (60 hectares); SAN RAMON 1/10 (93 hectares); ANGELITO 1A 1/15 (15 hectares); ANGELITO 1B 1/13 (13 hectares; ANGELITO 2 1/36 (36 hectares); ANGELITO 3 1/47 (47 hectares); ANGELITO 4 1/28 (28 hectares); SAN JUAN 6 (1 hectare); SAN JUAN 7 1/42 (42 hectares); SAN JUAN 8 A 1/122 (122 hectares); SAN JUAN 8 B 1/3 (3 hectares); SAN JUAN 9A 1/10 (10 hectares); SAN JUAN 9 B 1/5 (5 hectares); SAN JUAN 10 1/50 (50 hectares). In aggregate, the material mining property is 3,007 hectares. To retain the full exploitation status properties described above, Baltum must pay the Chilean Treasury Department annual patent fees (estimated to be approximately $29USD per hectare in 2026, but for which we could potentially qualify for a continuing reduction down to approximately one quarter of that rate for the 2027 and/or tax years beyond that by meeting certain mining activity incentive criteria, however, the rate could potentially double, if none of the mining activity incentive criteria are met in advance of the assessment point for the 2029 tax levy).

The condition of the mining concession areas within the La Cobaltera Project is generally in their natural state, as little to no invasive exploration has yet to be conducted onsite. What has been completed are AI Pilot Studies, leveraging machine learning processes, across all La Cobaltera concessions, which has informed the exploration team on priority next steps. In addition, GeoMagDrone imaging of magnetic field variances (including Total Magnetic Intensity, Magnetic Intensity Reduction to Pole and Magnetic Analytical Signal) in areas that include COBALTERA 3, COBALTERA 4, COBALTERA 5, COBALTERA 6, COBALTERA 7, COBALTERA 8, COBALTERA 9, COBALTERA 10, COBALTERA 11, COBALTERA 12, COBALTERA 13A, COBALTERA 13B, COBALTERA 13C, COBALTERA 13D, COBALTERA 13E, COBALTERA 13F, COBALTERA 14, MANUEL 3, MANUEL 4, Angelito 1A, Angelito 1B, Angelito 2, Angelito 3, San Juan 6, San Juan 8 B and San Juan 9 B in their entirety, a portion of SAN RAMON (North and East sides, comprising approximately 45 – 48% by area), San Juan 7 (Northernmost point, comprising approximately 8 – 10% by area), San Juan 8 A (Northernmost point and sliver at top of northwest section below that, comprising approximately 1 – 2 % by area), San Juan 9A (Northernmost point, comprising approximately 9 – 10% by area) and none of San Juan 10. To reiterate, at present this is an exploration-stage material property as are each of the areas outlined previously.

The mining concessions that comprise the El Cofre Project, all registered in exploitation concession status, are depicted in the following map:

ANGELITO 7 1/30 21/30 (100 hectares); ANGELITO 8 1/100 231/300 (70 hectares); ANGELITO 9 1/256 147/256 (110 hectares); ANGELITO 10 1/30 11/30 (200 hectares); ANGELITO 11 1/250 (250 hectares); ANGELITO 13 1/30 (300 hectares); ANGELITO 15 1/30 (300 hectares); ANGELITO 17 1/30 (300 hectares); ANGELITO 18 1/30 21/30 (100 hectares); ANGELITO 19 1/30 (300 hectares); ANGELITO 20 1/30 21/30 (100 hectares); ANGELITO 21 1/300 (300 hectares); ANGELITO 23 1/300 (300 hectares); ANGELITO 24 1/300 (300 hectares); ANGELITO 25 1/20 (200 hectares); ANGELITO 26 1/78 (78 hectares); ANGELITO 27 1/28 (28 hectares); ANGELITO 28 1/34 (34 hectares). In aggregate, the material mining property is 3,370 hectares. To retain the full exploitation status properties described above, Baltum must pay the Chilean Treasury Department annual patent fees (estimated to be approximately $29USD per hectare in 2026, but for which we could potentially qualify for a continuing reduction down to approximately one quarter of that rate for the 2027 and/or tax years beyond that by meeting certain mining activity incentive criteria, however, the rate could potentially double, if none of the mining activity incentive criteria are met in advance of the assessment point for the 2029 tax levy).

The condition of the mining concession areas within the El Cofre Project is generally in their natural state, as little to no invasive exploration has yet to be conducted onsite. What has been completed are AI Pilot Studies, leveraging machine learning processes, across all El Cofre concessions, which has informed the exploration team on priority next steps in this area. At present this is an exploration-stage material property as are each of the areas outlined previously.

Our exploration program in both areas is focused on cost-effective non-destructive means of exploration, such as Artificial Intelligence (“AI”) assessment of existing data, GeoMagDrone, GeoPhysics, Drone surveys, Robotic fieldwork and other non-invasive or less-invasive methods that we can devise or that become available to us through technological advances.

During a site visit in January 2026, geologists performed fieldwork, observing outcroppings, trenches, adits and tunnels for signs of mineralization, photographing and geo-locating areas of interest. The fieldwork included sampling in a variety of locations to validate historical data from prior concession holders. The sampling protocols were adhered to with proper collection, labeling and geo-locating for each sample point, and then ensuring proper custody controls for each sample from field to lab. During the March 2026 site visit, our geologists performed inspections to compile a detailed surface geologic map of our concessions, along with comprehensive sampling for geochemical analysis. A senior geologist has been contracted to manage this sample program. In addition to the core objectives, the exploration team performed targeted trenching, along with more detailed investigation of locations deemed higher probability by the AI studies, which have been provided through the late-2025 AI Pilot study by three AI vendors, each with unique expertise and algorithms. Preliminary data from the January 2026 site visit was used to refine the work program and the exploration models for the March 2026 onsite visit.

Based on information obtained during the March 2026 site visit, our geologists expect to be able to validate the exploration program for high quality locations of future core drilling. With AI-based and other validated exploration data and surveys, the exploration team is focused and optimistic on being able to minimize the number of drill sites to validate feasibility, which is aligned with our overall sustainability objectives.

There are no large-scale commercial mines in the immediate area and the proposed program is exploratory in nature. There is limited equipment, facilities, mine infrastructure and underground development on this overall material property, the majority of which was implemented over 100 years ago and is no longer in good working condition. The carrying book value of the La Cobaltera and El Cofre Properties for accounting purposes is $0. As none of the areas described have been previously developed by us, there is no history of recent operations on the material property. There are no significant encumbrances to the material property, as exploitation-level mining concessions in Chile have an indefinite life, as long as the annual patent fees are paid each year, as discussed previously.

To do core sample drilling or more invasive development beyond exploration level would require submittal of an Environmental Assessment and Plan of Work for approval. There is no permitting required to perform the type of non-invasive and lightly invasive exploration that is outlined earlier in the paragraph related to the exploration program.

Baltum may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on our business, financial position or results of operations.

Exploration Program Internal Controls

Dr. Lawrence W. Snee is the Executive Vice President of Exploration of Chilean Cobalt. Dr. Snee is responsible for all exploration-related aspects of the business. He is a Certified Professional Geologist and Qualified Person with over 40 years of global experience as a specialist in field geology, mineral resources, petrology, geochemistry, isotope geology, structural geology, tectonics, economic geology, and the geology of world gemstone deposits. As there are presently no mineral resource and reserve estimation efforts on our material property, related to any of its mining concession areas, the focus of the exploration team has been in the development of a verified and georeferenced geographic information system (“GIS”), which has been created and is being enhanced as new data becomes available. In addition, the exploration team is attempting to compile a high-resolution digital elevation model (“DEM”) for our GIS. Aeromagnetic surveys of most of the La Cobaltera concessions and AI studies on all owned concessions have been conducted, as outlined in the previous “Property Disclosures” section. The exploration team expects to have Light Detection and Ranging (“LIDAR”) imagery surveys and hyperspectral imagery surveys performed during 2026 to be able to finalize the compilation of the DEM, which will provide an accurate basis from which to plan exploration work programs and support some baseline sustainability assessments. Controlled sampling is being used to validate data within the GIS models and to further inform the exploration team’s geological hypotheses. Samples are collected, tagged and geo-located to ensure proper control and validation, along with proper chain of custody from field to independent lab, with the comprehensive sample program managed by a senior geologist. When it is appropriate to make mineral resource and reserve estimations, we intend to engage industry-respected, independent geological consultants to oversee and provide proper quality assurance, quality control and independence to the mineral resources and reserves estimation process.

Corporate History

Incorporation

On December 4, 2017, Chilean Cobalt was incorporated in the state of Nevada.

On January 3, 2018, Chilean Cobalt formed its direct, wholly-owned Chilean operating subsidiary, named Baltum Mineria SpA (“Baltum”).

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

Acquisition of Mining Concessions in Northern Chile’s Atacama region

In January 2018, we entered into a stock purchase agreement pursuant to which we agreed to sell to investors 5,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $1.00 per share for gross proceeds of $5,000,000. The proceeds from this stock purchase agreement funded the acquisition of mining concessions to develop premier cobalt and copper projects in Northern Chile’s Atacama region.

(i)	On January 19, 2018, our subsidiary Baltum signed a unilateral option contract for the purchase of mining concessions with Sociedad Legal Minera Soledad Uno de la Sierra Arenillas Atlas and Homero Eduardo Callejas Molina.

(ii)	On March 16, 2018, our subsidiary Baltum signed a unilateral option contract for the purchase of additional mining concessions with Sociedad Minera Contractual Carrizal Alto.

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

Private Placement in 2019– Common Stock

During the period from March 2019 through June 2019, we issued 2,900,000 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $4.00 per share (for an aggregate of $11,600,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. On June 26, 2019, Genlith, Inc. retired $400,000 of debt for 100,000 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $4.00 per share. Genlith, Inc. also exchanged share-for-share 100,000 shares of Genlith, Inc. for 100,000 shares of our common stock with four separate shareholders of Chilean Cobalt.

During September 2019, we issued 3,383,625 shares (pre-reverse split and pre-forward split) of common stock at a purchase price of $1.45 per share (for an aggregate of $4,906,250 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act. Also on September 3, 2019, Genlith, Inc. retired $1,500,000 of debt for 1,034,485 shares (pre-reverse split and pre-forward split) of common stock at a valuation of $1.45 per share.

Anti-dilution Shares Issued

This issuance was made to the thirteen shareholders who acquired shares in September 2019 at $1.45 per share signing agreements to waive their anti-dilution rights. These thirteen (13) shareholders received an additional 4.8 shares to each of their shares giving them an effective 5.8 shares for every share, totaling 21,206,892 shares issued (pre-reverse split and pre-forward split). Only par was paid, which was paid by Genlith, Inc. on behalf of all shareholders, for accounting purposes, this created a non-cash loss on the independently valued price of $0.09 per share on July 24, 2020 compared to par paid – a $1,906,500 non-cash loss. This issuance was made in reliance on Rule 506(b) of Regulation D of the Securities Act.

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

Share Exchange in 2020 – Common Stock

On August 10, 2020, we issued 4,000,000 shares (pre-forward split) of common stock to holders of Series A Convertible Preferred Stock in exchange for 5,151,125 shares of Series A Convertible Preferred Stock (including 151,125 received as dividends paid-in-kind) held by such holders in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Share Exchange in 2020 – Common Stock for Convertible Debt

On August 18, 2020, we issued 3,000,000 shares (pre-forward split) of common stock to Genlith, Inc. in exchange for complete extinguishment of $4,100,000 of principal debt and all accrued interest on such debt in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Rights Issuance in 2020 – Common Stock

During the period from August 24, 2020 through September 17, 2020, we issued 1,000,000 shares (pre-forward split) of common stock at a purchase price of $0.50 per share (for an aggregate of $500,000 of proceeds) to existing shareholders in reliance upon the exemption from registration provided by Section 506(b) of Regulation D of the Securities Act.

Private Placement in 2021 – Common Stock

On December 31, 2021, we issued 41,667 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $25,000 of proceeds) to an accredited investor in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Private Placement in 2022 – Common Stock

During the period from January 2022 through April 2022, we issued 1,958,333 shares (pre-forward split) of common stock at a purchase price of $0.60 per share (for an aggregate of $1,175,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

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

Genlith, Inc. Distribution of Chilean Cobalt Shares of Common Stock to Shareholders of Genlith, Inc.

On May 12, 2022, Genlith, Inc. distributed to the shareholders of Genlith, Inc. on a pro rata basis 4,786,727 shares (pre-forward split) of our common stock held by Genlith, Inc., representing Genlith, Inc.’s entire holdings of our capital stock.

Appointment of VStock Transfer, LLC as Transfer Agent

On May 20, 2022, Chilean Cobalt entered into that certain Transfer Agent and Registrar Agreement with VStock Transfer, LLC, whereby VStock Transfer, LLC agreed to act as the transfer agent of Chilean Cobalt.

Issuance of Stock Options under 2022 Equity Incentive Plan

On May 24, 2022, we granted options to purchase an aggregate of 825,000, 400,000, and 450,000 shares (all pre-forward split) of common stock at an exercise price of $0.60 per share to officers/management, advisors, and directors, respectively, in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, we granted options to purchase an aggregate of 26,668 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an advisor of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, we granted options to purchase an aggregate of 150,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

On July 28, 2022, we granted options to purchase an aggregate of 50,000 shares (pre-forward split) of common stock at an exercise price of $0.60 per share to an officer and director of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited options to purchase 31,250 shares (pre-forward split) of common stock held by Mr. Russell, which were part of the options to purchase 450,000 shares of common stock granted to directors on May 24, 2022 as described above.

Private Placement in 2023 - Common Stock

On April 12, 2023, we issued 1,428,572 shares (pre-forward split) of common stock at a purchase price of $0.77 per share (for an aggregate of $1,100,000 of proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

3-for-1 Forward Stock Split

Our board of directors and shareholders approved on May 2, 2023 and May 2, 2023, respectively, a 3-for-1 forward split of our common stock, which was effected on May 2, 2023. The forward split issued three shares of our common stock for every one share of our outstanding common stock. No fractional shares were issued in connection with the forward split, and any fractional shares resulting from the forward split were rounded to the nearest whole share. As a result of the forward stock split, the number of shares of common stock issued and outstanding increased from 14,428,572 shares as of May 2, 2023, to approximately 43,285,716 shares. In connection with the forward stock split, we filed a Certificate of Change to effect the forward stock split with the Secretary of State of Nevada on May 2, 2023.

All references to common stock, share data, per share data and related information have been retroactively adjusted, where applicable, in this Annual Report on Form 10-K to reflect the forward split of our common stock as if it had occurred at the beginning of the earliest period presented, unless specifically indicated otherwise.

Approval of Chilean Cobalt Corp. 2023 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on June 29, 2023 and June 30, 2023, respectively, the Chilean Cobalt Corp. 2023 Equity Incentive Plan, effective June 30, 2023, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards may be granted to officers, directors, employees and consultants, as applicable. Under the Plan, 1,963,746 options on shares of common stock were reserved for issuance.

Issuance of Stock Options under 2023 Equity Incentive Plan

On July 1, 2023, we granted options to purchase an aggregate of 525,000 and 225,000 shares of common stock at an exercise price of $0.26 per share to officers/management and directors, respectively, of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025 and July 1, 2025.

On July 7, 2023, we granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.26 per share to directors of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025 and July 1, 2025.

On January 25, 2024, we granted options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.26 per share to advisors of the Company in recognition of their services to us. Such granted options were subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

On February 13, 2024, we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.26 per share to an advisor of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

Issuance of Common Stock as Compensation to Consultant

On March 19, 2024, we issued to Collingwood Capital Partners AG (“Collingwood”), a Switzerland corporation, 216,429 restricted shares of our common stock as a retainer for their services as a minerals supply chain strategist supporting Strategic Partner engagement and selection. The shares were valued at $0.26 per share for an aggregate value of $56,272.

Series B – Certificate of Designations

On December 26, 2024, the Board of Directors approved the Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (the “Series B Certificate”), which designates 2,600,000 shares of preferred stock, par value $0.0001 per share, as Series B Convertible Preferred Stock on the terms and conditions as set forth in the Series B Certificate. We filed the Series B Certificate with the Secretary of State of the State of Nevada on December 27, 2024.

On December 29, 2024, the Board of the Company approved the Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (the “Amended and Restated Series B Certificate”), which amends and restates in the Series B Certificate in its entirety and, among other things, increases to 2,900,000 shares the designation of the Series B Convertible Preferred Stock. We filed the Amended and Restated Series B Certificate with the Secretary of State of the State of Nevada on December 30, 2024.

Private Placement in 2024/2025 – Series B Convertible Preferred Stock

During the period from December 2024 through January 2025, we issued 2,222,225 shares of Series B Convertible Preferred Stock at a purchase price of $0.45 per share (for an aggregate of $1,000,001.25 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Issuance of Stock Options under 2023 Equity Incentive Plan

On January 17, 2025, we granted options to purchase an aggregate of 395,000; 150,000; 25,000; and 75,000 shares of common stock at an exercise price of $0.50 per share to officers/management, directors, advisors and advisory board members, respectively, in recognition of their services to the Company. Such granted options for officers/management, directors and advisors are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on March 31,2025, June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026. Such granted options for advisory board members are subject to vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

Private Placement in 2024/2025 – Series B Convertible Preferred Stock

During June 2025, we issued 185,560 shares of Series B Convertible Preferred Stock at a purchase price of $0.45 per share (for an aggregate of $83,502.00 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Issuance of Stock Options under 2023 Equity Incentive Plan

On July 29, 2025, we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.37 per share to a director of the Company in recognition of their expected future services to us. Such granted options immediately vest on the award date.

Geraldine Barnuevo resigned as director of the Company effective July 18, 2025, and on the same date forfeited options to purchase 56,250 shares of our common stock held by Ms. Barnuevo, which were part of the options to purchase 150,000 shares of our common stock granted to directors on January 17, 2025 as described above.

Approval of Chilean Cobalt Corp. 2025 Equity Incentive Plan

Our board of directors and shareholders adopted and approved on August 27, 2025, the Chilean Cobalt Corp. 2025 Equity Incentive Plan, effective August 27, 2025, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards may be granted to officers, directors, employees and consultants, as applicable. Under the Plan, 5,000,000 options, rights, stock units, and the like on shares of common stock are reserved for issuance.

Issuance of Restricted Stock Units under 2025 Equity Incentive Plan

On August 28, 2025, we granted restricted stock units equating to 500,000 shares of common stock to a director / advisor of the Company in recognition of their expected future services to us. Such granted restricted stock units are subject to vesting at the two-year anniversary of the underlying advisory agreement on July 27, 2027, assuming the director / advisor is still providing advisory services on the vesting date and the restricted stock unit vesting hasn’t already been accelerated by the discretion of the plan administrator.

Issuance of Common Stock as Payment for Mining Concessions

On September 12, 2025, we issued to Cobalt Chile SpA (“Cobalt Chile”), a Chilean corporation, 4,500,000 restricted shares of our common stock as payment for 3,742 hectares of full-exploitation mining concessions in the La Cobaltera and El Cofre project areas, along with cash consideration as reimbursement for annual patent rights on those mining concessions. The shares were valued at $0.42 per share for an aggregate value of $1,890,000. The mining concessions were titled in the name of Baltum.

Execution of Off-take Arrangement with Glencore Ltd

On November 11, 2025, we executed a Deed of Undertaking with Glencore Ltd (“Glencore”), which provides Glencore with first and last right of refusal on all cobalt and copper product produced by us from the La Cobaltera or El Cofre Projects for life of mine.

Private Placement in 2025 - Common Stock

On December 2, 2025, we issued 6,000,000 shares of common stock at a purchase price of $0.50 per share (for an aggregate of $3,000,000 of gross proceeds, net of direct and incremental costs associated with this raise of $247,500, we received $2,752,500 of net proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Automatic Conversion of All Series B Convertible Preferred Stock

Per the terms of the Certificate of Designations for the Series B Convertible Preferred Stock, all shares were automatically converted to common on December 31, 2025. The applicable conversion rate was one share of common received for every one share of Series B Convertible Preferred owned. After the conversion, there were no longer any shares of Series B Convertible Preferred outstanding.

Recent Developments

Sustainable Cobalt Project

On January 6, 2026, an official notice was made by CORFO (the Chilean Economic Development Agency) that an R&D project of which we were part of the industry consortium of participants for a project entitled “Sustainable Cobalt: A Semi-Industrial Validation of the Green Cobalt Biotechnological Process Integrated with an Extractive Metallurgical Strategy Focused on Tailings and Circular Mining” (the “Project”), was awarded a $3,000,000USD grant to sustainably recover cobalt from tailings and mining waste. The other key participants in the consortium are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company. The overall project is expected to take approximately three years and require overall project costs of $3,950,000USD, of which the non-grant amount of $950,000USD is expected to be provided by the consortium participants and the balance of $3,000,000USD is being provided by Albemarle Limitada under agreement with Corfo to support research and development programs vetted and approved by CORFO. Of the projected $950,000USD consortium support, it is expected that $600,000USD will come from the value of in-kind support and the remaining $350,000USD will come from direct monetary support. We expect to fund approximately 21% of the overall consortium support with half of our support as in-kind and half as direct monetary support over the course of the project.

NeoRe Earn-In and Option Agreement

On January 8, 2026, we entered into a binding earn-in and option agreement with NeoRe SpA, a privately-held Chilean company (“NeoRe”) to acquire approximately 6,300 hectares of mining concessions (the “Properties”) within the coastal belt region near Concepcion Chile with an ionic adsorption clay-style rare earth elements system enriched with yttrium, neodymium, dysprosium and terbium elements critical to defense and advanced manufacturing supply chains. If the option to acquire the mining concessions for development contributions and 6,000,000 common shares of the Company is not exercised, we may still earn as much as a 2% net smelter return royalty (“NSR”) on the Properties, depending on the phase of project development achieved through funding by us, subject to a maximum of $3,000,000USD to be contributed over an expected nine to 18 month expected scale-up period to production. Upon exercise of the option, a definitive agreement for the acquisition of the Properties would outline the conditions precedent, project management and environmental, social and governance commitments. We are not obligated to proceed with the earn-in contributions or the acquisition of the Properties if our ongoing due diligence or other strategic priorities dictate otherwise, however, any amounts contributed that do not go toward the earning of an additional NSR stake are non-refundable.

On March 2, 2026, we amended the binding earn-in and option agreement with NeoRe. The amendment did not impact the financial provisions and material terms of the original agreement, but served to better define the subject properties that comprise the project and provide a baseline listing of those properties.

Organizational Structure

The following is a current organizational chart of our Company:

Employees

As of March 31, 2026, we had two full-time employees and three part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”), on our subsidiary Baltum, which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on our business, financial position or results of operations.

Description of Properties

Our corporate offices are located at 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. Genlith, Inc. founder of the Company and former shareholder, allows us to share this office at no cost by verbal agreement among the two entities.

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

In 2025, the Board adopted the Digbee and IRMA ESG frameworks and authorized the Chief Sustainability Officer to oversee related ESG assessments and determine the timing and appropriateness of public disclosure. Pursuant to this authorization, we completed an independent Digbee ESG assessment in July 2025, which provided a structured evaluation of environmental and social risks at both the corporate and project levels. These assessments are intended to support our ability to identify and evaluate ESG-related risks as its projects advance.

We are also participating in a research and development (“R&D”) project awarded through the Chilean Economic Development Agency (“CORFO”) to evaluate the technical and environmental feasibility of recovering cobalt and copper from legacy waste piles at the La Cobaltera site. The project is funded through Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project remains in the research and evaluation stage and does not involve operational activities or changes to our current permitting requirements.

When we have advanced further in our explorations or move into production, we will be subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our planned products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our future mine extraction operations and certain other assets at the end of their useful life. In addition, our future production facilities will require numerous operating permits. Due to the nature of these requirements and changes in our planned operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations. We do not currently have any production facilities in place as these are all in the future planning stages at this time and accordingly, we have not yet started the permit process in respect to such planned production facilities.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:

•	We are in the early stages of our operations;

•	We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024;

•	Our current cash resources will not allow us to become profitable and will only allow us to fund operations for a limited period of time;

•	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position;

•	Global pandemics may adversely impact our business and financial condition;

•	Our growth depends upon the continued growth in demand for end-products utilizing rechargeable storage batteries, particularly electric vehicles;

•	Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our prospective customers, and downturns in our prospective customers’ end-markets could adversely affect our prospective sales and profitability;

•	Our research and development efforts may not succeed, and our competitors may develop more effective or successful products;

•	Cobalt and copper prices can be volatile, especially due to changes in supply;

•	We face competition in our business;

•	Our planned production development efforts are complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties;

•	We may make future acquisitions which may be difficult to integrate, divert management and financial resources and result in unanticipated costs;

•	The development and adoption of new battery technologies that rely on inputs other than cobalt compounds could significantly impact our prospects and future revenues;

•	We have substantial international operations, and the risks of doing business in foreign countries could adversely affect our business, financial condition and results of operations;

•	Our planned cobalt and copper extraction and planned production operations in Chile will expose us to specific political, financial and operational risks;

•	Our planned operations will be subject to hazards and other disruptions, which could adversely affect our reputation and results of operations;

•	We may not satisfy prospective customers’ or governments’ quality standards, and we could be subject to damages based on claims brought against us or lose customers as a result of the failure of our planned products to meet certain quality standards;

•	Fluctuations in the price of energy and certain raw materials, and our inability to obtain raw materials and products under contract sourcing arrangements, could have an adverse effect on the margins of our planned products, our business, financial condition and our results of operations;

•	Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management;

•	Some of our employees may be unionized or could be employed subject to local laws that are less favorable to employers than the laws of the United States;

•	Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment;

•	Theft of our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations;

•	We have not established “proven” or “probable” reserves, as defined by the SEC under Industry Guide 7, through the completion of a feasibility study for the minerals that we intend to produce;

•	Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks;

•	A shortage of equipment and supplies and/or the time it takes such items to arrive at our projects could adversely affect our ability to operate our business;

•	Mining development and processing operations pose inherent risks and costs that may negatively impact our business;

•	Failure to adequately manage our growth may seriously harm our business;

•	If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business;

•	Our future operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations;

•	The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members;

•	Our business and financial results may be adversely affected by various legal and regulatory proceedings;

•	We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business;

•	Environmental regulations could require us to make significant expenditures or expose us to potential liability;

•	We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed;

•	An active trading market for our common stock may not develop and you may not be able to resell your shares at or above the price which you paid; and

•	Our stock price may be volatile.

•	Our ability to secure and maintain adequate water rights and comply with water-use and water-quality regulations may materially affect our operations.

•	We may be subject to significant liabilities associated with tailings, waste-rock management, or legacy environmental conditions at or near our project sites.

•	We may be required to engage in formal consultation processes with Indigenous or local communities, and failure to do so could result in delays, legal challenges, or reputational harm.

•	Our participation in ESG assurance frameworks may expose us to additional scrutiny, costs, and reputational risks

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

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.

For the fiscal years ended December 31, 2025 and 2024, we reported net losses of $3,263,140 and $882,574, respectively, however, $1,881,082 of the 2025 loss was related to a one-time, non-cash charge for impairment of mining concessions, and negative cash flow from operating activities of $1,146,473 and $718,275, respectively. As of December 31, 2025, we had an aggregate accumulated deficit of $36,645,952. We expect our operating expenses to significantly increase over the next several years as we expand our operations and infrastructure, both domestically and internationally, and hire additional personnel. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.

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

We anticipate that our expenses over the next twelve (12) months will be approximately $4,848,000 for the full implementation of our business plan including exploration, investment in net smelter royalties, research and development expenses, general & administrative expenses, and working capital and general corporate purposes, including the costs associated with any potential uplisting to a national securities exchange and registration of a public offering. There can be no assurance that we will pursue an uplisting, nor any assurance that if we do, it will be successful. Any such effort would require us to meet initial listing standards, which may include minimum stock price, stockholders’ equity, distribution requirements, and corporate governance standards. Failure to qualify for listing or delays in doing so will result in higher costs and may affect our ability to continue our operations. We can also provide no assurance that we can secure additional capital and/or if we are able to, if they will have favorable terms. Based on our current cash on hand, we may be delayed or forced to cease operations within 12 months unless we are able to raise approximately $2,400,000.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

On December 31, 2025, we had a cash balance of approximately $2,772,082, a working capital surplus of approximately $2,793,881, and an accumulated deficit of approximately $36,645,952. In June 2025, we received $83,502 of cash from additional issuances of Series B Convertible Preferred Stock at $0.45 per share. Then in December 2025, we received an additional $3,000,000 of cash from issuances of common stock at $0.50 per share, which after reduction for direct and incremental costs of $247,500 associated with the raise, equated to $2,752,500 of net proceeds. Even if we are able to generate substantial revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. If we are unable to raise capital it could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities, or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Global pandemics may adversely impact our business and financial condition.

Global pandemics have caused, and may continue to cause, disruptions in regional economies and the world economy and financial and commodity markets in general. For example, the transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings, travel restrictions, significant disruptions to business operations, supply chains and customer activity and demand, service cancellations, workforce reductions and other changes, significant challenges in healthcare service provision and delivery, mandated closures and quarantines, as well as considerable general concern and uncertainty, all of which negatively affected the economic environment. The full extent of the impact of future global pandemics on the economy is not known at this time and it is not known what measures will be implemented by governmental authorities in the future and how long these measures, or the measures currently in effect, will be in place. For instance, the COVID-19 global pandemic and efforts to reduce its spread led to a significant decline of economic activity and significant disruption and volatility in global markets. Additionally, it disrupted the capital markets world-wide and prices of materials, including cobalt prices. We cannot predict the timing and duration of future global pandemics or the impact of government regulations that might be imposed in response to such global pandemics; nonetheless, any such pandemics may have a material adverse effect on our business, financial position, results of operations and cash flows.

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

As part of our continuing business strategy, we may make acquisitions of, or investments in, mining concessions, companies or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity, or offer growth opportunities. While we are actively pursuing several adjacent acquisition opportunities in the La Cobaltera project area and broader San Juan district and would also give consideration to other acquisition opportunities, such as the NeoRe rare earth elements project in Southern Chile, even if outside the adjacent area or the core district, we do not have concrete timetables for these plans, however, they may occur within the current calendar year or soon after. We cannot be certain that we will be able to identify suitable acquisition or investment candidates for sale at reasonable prices or be able to close on such opportunities, if they exist.

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

We conduct a substantial portion of our business outside the United States. For the years ended December 31, 2025 and December 31, 2024, approximately 23% and 11%, respectively, of our operational costs were denominated in a currency other than the U.S. Dollar (primarily the Chilean peso). Accordingly, our business is subject to risks related to foreign exchange as well as risks related to the differing legal, political, social and regulatory requirements and economic conditions of the many jurisdictions where we conduct business.

Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. Our results of operations may be adversely affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks. The Chilean peso has generally declined in value over the past couple of years, however, the Chilean peso has generally increased in value since the beginning of 2025, similar to the period from July 2022 to July 2023, and we currently do not hedge foreign currency risks associated with the Chilean peso due to the limited availability and high cost of suitable derivative instruments.

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

Our current exploration operations and planned production and extraction operations in Chile will expose us to the following risks, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition or results of operations:

•	Political and financial risks that are typical of developing countries, including: high rates of inflation; risk of expropriation and nationalization or changes in or nullification of concession rights; changes in taxation policies; restrictions on foreign exchange and repatriation; labor unrest; social activism; and changing political norms, currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, Chile. In particular, changes in mining or investment policies or shifts in political attitude in Chile concerning mining may adversely affect our planned operations or profitability. There can be no assurance that future governments of Chile will not impose greater state control of cobalt resources or take other actions that are adverse to us. Within the past seven years, Chile has faced sluggish growth, primarily based on dependence on commodity exports (such as copper), fluctuating inflation, concerns over income equality and recent political instability. To date, we have not experienced any inflationary pressures that have materially impacted our operations.

•	Risks associated with the loss or depletion of mineral deposits. Our primary source for cobalt and copper for our exploration activities are the owned mining concessions. In order to maintain our exploration capabilities, and for future production and extraction capabilities, we will need to replace or supplement our cobalt resources there in the event our access is disrupted or lost, whether due to a natural disaster, depletion or otherwise. Due to the current trend of growth in the cobalt industry, there is no assurance that we will be able to discover or acquire new and valuable cobalt and copper resources, or that the actual planned production results will match the expected results.

•	Risks of certain natural disasters. Our cobalt and copper exploration and planned production facilities will be located in a seismically active region in northwest Chile. A major earthquake could have adverse consequences for our operations and for general infrastructure, such as roads, rail, and access to goods in Chile.

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

As of March 31, 2026, we had two full-time employees and three part-time employees. A number of our future employees will be employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights will require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most employees in Chile are represented by a union that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Other similar companies have had to negotiate wage increases for employees with the union because of inflation in South American countries and Chilean Cobalt may have to do so in the future, which is typical for all companies with unions in Chile.

Our business and operations could suffer in the event of cybersecurity breaches or disruptions to our information technology environment.

As with all enterprise information systems, our information technology systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Our systems, which contain critical information about our business (including intellectual property and confidential information of our customers, vendors and employees), have in the past been, and likely will in the future be, subject to unauthorized access attempts. Unauthorized access could disrupt our business operations and could result in failures or interruptions in our computer systems and in the loss of assets (including our intellectual property and confidential business information), which could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise have a material adverse effect on our business, financial condition or results of operations. In addition, breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about us, our employees, our vendors, or our customers, could result in litigation, violations of various data privacy regulations in some jurisdictions, and also potentially result in liability to us. This could damage our reputation, or otherwise harm our business, financial condition, or results of operations, and the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business.

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

From time to time, we may license or otherwise obtain certain intellectual property rights from third-parties and we endeavor to do so on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all, which could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with our business or otherwise breach their agreements with us. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business.

Our business could be adversely affected by natural disasters, public health crises, political crises or other unexpected events for which we may not be sufficiently insured.

Natural disasters and other adverse weather and climate conditions, pandemics, public health crises, political crises, terrorist attacks, war and other political instability or other unexpected events could disrupt our operations, damage one or more of our locations, or prevent short- or long-term access to one or more of our locations. Our projects are located in the vicinity of disaster zones, including flood and earthquake zones in Chile. Such locations may be the target of terrorist or other attacks. Although we believe we are adequately insured with respect to all of our consolidated operations, there are certain types of losses that we do not insure against because they are either uninsurable or not insurable on commercially reasonable terms. Should an uninsured event or a loss in excess of our insured limits occur, we could lose some or all of the capital invested in, and anticipated future revenues from, the affected locations, and we may nevertheless continue to be subject to obligations related to those locations.

Risks Related to Environmental Factors

We, our future operations, planned facilities, prospective products and raw materials are subject to environmental, health and safety laws and regulations, and costs to comply with, and liabilities related to, these laws and regulations could adversely affect our business.

We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, employee health and safety, the composition of our planned products, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the usage and availability of water, the cleanup of contaminated properties (including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws) and the reclamation of our future mine extraction operations and certain other assets at the end of their useful life. In addition, our future production facilities will require numerous operating permits. Due to the nature of these requirements and changes in our planned operations, we may incur substantial capital and operating costs, which may have a material adverse effect on our results of operations. We currently do not have any production facilities in place as these are all in the future planning stages at this time and accordingly, we have not yet started the permit process in respect to such planned production facilities.

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

Climate-related transition risks, including evolving regulatory, market and customer requirements, could materially increase our costs, restrict our access to markets, or impair the commercial viability of our future products.

In addition to physical climate risks, we may be adversely affected by transition risks associated with the global shift toward lower-carbon technologies and more stringent climate-related regulation. These risks include potential carbon-pricing mechanisms, mandatory emissions-reporting requirements, restrictions on the carbon intensity of mineral production, and increased expectations from customers, lenders, and supply-chain partners regarding greenhouse-gas reductions, renewable-energy use, and responsible-sourcing practices. Our future operations may require significant capital investment to comply with such requirements, and failure to meet evolving expectations could limit our ability to sell products to key customers, access financing, or participate in certain supply chains. These transition risks may materially and adversely affect our business, prospects, financial condition, and results of operations.

Our ability to secure and maintain adequate water rights and comply with water-use and water-quality regulations may materially affect our operations.

Mining operations require significant water resources, and we may face competition from local communities, agriculture, or other industries. Regulatory constraints, drought conditions, or community opposition could limit our access to water. We may also be subject to stringent discharge and water-quality requirements. Inability to secure or maintain necessary water rights could materially affect our business.

We may be subject to significant liabilities associated with tailings, waste-rock management, or legacy environmental conditions at or near our project sites.

Mining operations generate tailings and waste rock that must be managed in compliance with evolving standards. We may also face liability for historic environmental conditions at the La Cobaltera site or surrounding areas, even if caused by prior operators. Tailings failures, instability, or regulatory changes could result in substantial remediation costs, penalties, or operational restrictions.

Our operations may be adversely affected by energy-price volatility, grid reliability issues, or requirements to use renewable energy.

Mining and processing activities require significant energy inputs. Changes in energy markets, regulatory requirements, or grid reliability may materially affect our operations and costs.

The technical and environmental performance of potential processing technologies, including bioleaching, remains uncertain and may not be commercially viable at scale.

Pilot-scale results may not translate to commercial operations. Regulatory acceptance of new technologies may be limited, and environmental impacts may differ from expectations.

Risks Related to Social and Community Factors

We may face community opposition, social-license challenges, or obligations to consult with indigenous or local communities, any of which could delay or prevent project development.

Mining projects often face scrutiny from local communities, NGOs, and other stakeholders. Community concerns regarding environmental impacts, water use, land access, or cultural heritage could result in protests, legal challenges, or political pressure. Failure to obtain or maintain social license to operate could materially delay or prevent project advancement.

We may be required to engage in formal consultation processes with Indigenous or local communities, and failure to do so could result in delays, legal challenges, or reputational harm.

Mining activities in northern Chile, including in the Atacama Region where our La Cobaltera project is located, may affect Indigenous communities whose ancestral territories overlap or are in proximity to current and prospective mining concessions, including Colla and Diaguita communities recognized under Chilean law. Chile has ratified ILO Convention 169 and is subject to international standards regarding Indigenous rights, including consultation and, in some circumstances, free, prior and informed consent (FPIC). In practice, Indigenous communities in the Atacama Region have raised concerns about mining-related impacts on land, water, ecosystems, and cultural practices, and have challenged projects where they believe consultation has been inadequate or their rights have not been respected.

As our projects advance, we may be required to engage in formal consultation processes with Indigenous or local communities under Chilean environmental and Indigenous-rights frameworks, as well as to meet expectations embedded in ESG assurance standards such as IRMA and Digbee, which emphasize respect for Indigenous rights, culturally appropriate engagement, and documentation of consultation processes. Failure to identify potentially affected Indigenous communities, to conduct consultation processes that are viewed as legitimate, or to meet evolving expectations under these frameworks could result in delays, legal challenges, additional mitigation or compensation requirements, reputational harm, or the inability to secure or maintain necessary permits or commercial relationships.

We may face challenges in recruiting, training, and retaining a skilled workforce, and our reliance on contractors may expose us to additional safety and compliance risks.

Labor shortages, training gaps, or contractor non-compliance could result in safety incidents, regulatory violations, or operational delays.

We may be subject to emerging human-rights due-diligence laws that impose obligations on our operations and supply chain.

Failure to comply with emerging human-rights due-diligence laws could result in penalties, litigation, and/or loss of market access.

Risks Related to Governance, Regulatory and Financing Factors

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

In the ordinary course of business we are required to obtain and renew governmental permits for our current limited operations at our projects. We will also need additional governmental permits to accomplish our long-term plans to mine cobalt, copper and rare earth elements under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan we may propose in the future, delay or stop us from proceeding with the development of our projects or increase the costs of development or production, any or all of which may materially and/or adversely affect our business, prospects, results of operations, financial condition and liquidity.

Evolving ESG-related regulations, responsible-sourcing requirements, and due-diligence expectations may impose significant costs on our business and could limit our ability to access certain markets or financing sources.

Global expectations for environmental, social, and governance (ESG) performance are evolving rapidly, and we may be required to comply with a growing number of responsible-sourcing, traceability, and due-diligence requirements imposed by regulators, investors, customers, and downstream supply-chain partners. Battery and electric-vehicle manufacturers increasingly require verified responsible-sourcing practices, independent ESG assurance, and detailed documentation of environmental and social impacts across the supply chain. These expectations continue to expand as the European Union implements new sustainability regulations, including the Corporate Sustainability Reporting Directive (CSRD) and the proposed Corporate Sustainability Due Diligence Directive (CSDDD), which may indirectly apply to us through our customers or commercial partners. Similar expectations are emerging in the United States, where changes in Congressional control or federal agency priorities could result in new disclosure requirements, enhanced enforcement, or expanded due-diligence obligations for critical-minerals supply chains.

In Chile, the incoming administration has indicated that it intends to review and potentially reform aspects of the country’s mining, environmental, and consultation frameworks, with a stated focus on improving regulatory predictability, streamlining administrative processes, and strengthening technical capacity. While the administration has emphasized support for mining investment, Chile remains subject to domestic and international obligations related to environmental protection, water governance, and Indigenous rights, including ILO Convention 169 and the requirements of the Environmental Impact Assessment System (SEIA). As a result, the scope, timing, and implementation of future regulatory changes remain uncertain and may affect the expectations placed on mining companies operating in the country.

In addition, ESG assurance frameworks such as IRMA and Digbee continue to update their standards, raising expectations for transparency, stakeholder engagement, and independent verification. Meeting these evolving requirements may require significant investment in systems, personnel, and third-party assessments. Failure to comply with these expectations, or to demonstrate credible progress toward them, could limit our ability to access certain markets, secure financing from institutional investors or government agencies, or maintain commercial relationships with downstream customers.

Failure to meet responsible-sourcing, traceability, or ESG-performance requirements imposed by customers or supply-chain partners could limit our ability to sell our future products.

Battery, magnet, and electric-vehicle manufacturers increasingly require verified responsible-sourcing practices, traceability systems, and independent ESG assurance from upstream suppliers. Many downstream customers now require documentation of environmental and social impacts, greenhouse-gas emissions, water use, community engagement, and human-rights due diligence across the supply chain. These expectations are being reinforced by new and emerging regulations, including the European Union’s Corporate Sustainability Reporting Directive (CSRD) and the proposed Corporate Sustainability Due Diligence Directive (CSDDD), which may indirectly apply to us through our customers or commercial partners. In the United States, changes in Congressional control or federal agency priorities could result in expanded disclosure obligations or enhanced enforcement related to critical-minerals sourcing, traceability, and ESG performance.

Responsible-sourcing and ESG-assurance frameworks such as IRMA and Digbee increasingly influence the expectations of downstream customers, investors, and supply-chain partners. The current versions of these frameworks already require detailed documentation of environmental and social impacts, traceability of materials, stakeholder-engagement processes, and independent verification of performance. As these standards continue to evolve, future updates may expand the scope or depth of required disclosures, introduce new performance metrics, or raise expectations for verification, community engagement, or environmental management. Meeting both current and future requirements may require significant investment in systems, personnel, monitoring, and third-party assessments. Failure to comply with these expectations, or to demonstrate credible progress toward them, could limit our ability to access certain markets, secure financing from institutional investors or government agencies, or maintain commercial relationships with downstream customers.

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

Our participation in ESG assurance frameworks may expose us to additional scrutiny, costs, and reputational risks.

Poor scores, adverse findings, or failure to demonstrate progress could harm our reputation or limit access to financing. Participation in ESG assurance frameworks can entail annual costs for ratings and affiliation, independent assessments and other indirect costs for demonstrating compliance.

Our governance systems, ESG processes, and internal controls are still being developed and may not be sufficient to support future operational or regulatory requirements.

As a pre-operational company, many of our governance systems, ESG processes, and internal controls are still being developed and have not yet been tested under operational conditions. As regulatory expectations, responsible-sourcing requirements, and stakeholder expectations continue to evolve, we may be required to implement additional policies, procedures, monitoring systems, and internal controls to support future operational, regulatory, and reporting obligations. Investors, lenders, and downstream supply-chain partners increasingly expect mining companies to demonstrate mature governance practices, including documented risk-management systems, traceability and chain-of-custody controls, community-engagement processes, and independent ESG assurance.

ESG assurance frameworks such as IRMA and Digbee also influence expectations for governance maturity, and updates to these frameworks may expand the scope or depth of required disclosures, introduce new performance metrics, or raise expectations for verification, stakeholder engagement, or environmental and social management. Meeting these expectations may require significant investment in systems, personnel, and third-party assessments.

In addition, regulatory expectations in the United States and the European Union continue to evolve, including potential changes in federal agency priorities, Congressional oversight, and the implementation of EU sustainability regulations such as the Corporate Sustainability Reporting Directive (CSRD) and the proposed Corporate Sustainability Due Diligence Directive (CSDDD). In Chile, the incoming administration has indicated that it intends to review aspects of the country’s mining, environmental, and consultation frameworks, creating uncertainty regarding future governance and compliance requirements. As a result, our current systems and processes may not be sufficient to meet future operational, regulatory, or stakeholder expectations, which could delay project advancement, increase compliance costs, or limit our ability to access certain markets or financing sources.

ESG-related concerns may delay or limit our ability to obtain financing or increase our cost of capital.

Lenders, including U.S. government financing agencies, may require extensive ESG diligence, independent assessments, or evidence of governance maturity. ESG diligence conducted by lenders or required as part of financing processes may identify gaps, areas for improvement, or additional expectations that could affect the availability, scope, or terms of financing. Any such findings could increase our cost of capital, delay financing decisions, or require us to pursue alternative sources of funding.

Changes in Chilean mining law, tax regimes, regulatory requirements, or political conditions could materially affect our operations.

Chile’s legal, regulatory, and political environment for mining is subject to change, and future reforms could materially affect our ability to advance our projects. The incoming administration has indicated that it intends to review aspects of the country’s mining, environmental, and consultation frameworks, with a stated focus on improving regulatory predictability, streamlining administrative processes, and strengthening technical capacity. While the administration has emphasized support for mining investment, the scope, timing, and implementation of potential reforms remain uncertain. Changes to mining law, environmental permitting requirements, water-governance rules, Indigenous consultation processes, or land-use regulations could increase compliance obligations, alter project timelines, or require additional engagement, documentation, or mitigation measures.

Chile’s mining tax regime has been the subject of significant debate in recent years, including the development and passage of a new royalty framework and ongoing discussion about whether further adjustments are needed to balance competitiveness and public revenue. Future changes to royalties, corporate tax rates, or sector-specific fiscal measures could affect project economics and materially impact our business.

In addition, Chile remains subject to domestic and international obligations related to environmental protection, water resources, and Indigenous rights, including ILO Convention 169 and the requirements of the Environmental Impact Assessment System (SEIA). Political transitions, shifts in legislative priorities, or changes in the composition of Congress could influence how these obligations are interpreted or enforced. As a result, our future operations may be affected by changes in law, regulation, or political conditions that increase costs, delay permitting, require modifications to project design, or limit our ability to obtain or maintain necessary approvals. Any such changes could materially and adversely affect our business, prospects, financial condition, and results of operations.

We may face risks related to transportation infrastructure, port capacity, fuel availability, or labor disruptions that could delay or increase the cost of delivering our products.

Our ability to transport materials from our project sites to customers depends on regional and international logistics systems that are outside our control. In northern Chile, mining companies rely heavily on limited transportation corridors, including road networks that may be affected by weather events, maintenance constraints, or congestion. If we export through the Port of Huasco or other regional ports, our operations could be affected by port-capacity limitations, berth availability, equipment outages, or labor disruptions involving port operators, stevedores, or customs personnel. Fuel availability and price volatility in Chile or along international shipping routes could also increase transportation costs.

Shipments to North America may transit the Panama Canal, which has experienced periodic restrictions due to drought conditions, vessel-traffic congestion, and operational constraints. Any future limitations on canal capacity, draft restrictions, or transit delays could increase shipping times or costs, or require rerouting through longer and more expensive alternatives. Global shipping markets are also subject to disruptions caused by geopolitical tensions, changes in maritime insurance requirements, piracy risks, or congestion at major transshipment hubs.

Labor actions affecting trucking, rail, port operations, or maritime transport—whether in Chile, at the Panama Canal, or at receiving ports—could delay deliveries or increase logistics costs. Climate-related events, including heavy rainfall, flooding, landslides, or coastal storms, may also disrupt transportation infrastructure or port operations. Any of these factors could materially delay or increase the cost of delivering our products to customers and could adversely affect our business, financial condition, or results of operations.

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

Our stock price may be volatile.

The market price of our common stock has exhibited and is likely to continue exhibiting volatile behavior. The market price could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

•	services by the Company or its competitors;

•	additions or departures of key personnel;

•	our ability to execute its business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and/or adversely affect the market price of our common stock. In the past, certain companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. Pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 56,409,930 shares of our common stock outstanding as of March 31, 2026, 34,600,975 shares could be presently tradable without restriction. Given the likely limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

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

We do not currently have independent audit or compensation committees, although all directors currently constitute our audit committee. As a result, our officers and directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Section 19 our Articles of Incorporation and Section 7.4 of our bylaws, provide that, unless we consent in writing to the selection of an alternative forum, the state and federal courts of the State of Nevada will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or our stockholders, (iii) an action asserting a claim arising pursuant to any provision of the NRS, or (iv) any action asserting a claim governed by the internal affairs doctrine. Additionally, pursuant to Section 19 our Articles of Incorporation and Section 7.4 of our bylaws, the prevailing parties of any such actions will be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action. However, these forum clauses will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than state and federal courts in the State of Nevada. For instance, these exclusive forum provisions will not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or the rules and regulations thereunder. These provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. It is possible that a court of law could rule that these choice of forum provisions are inapplicable or unenforceable if challenged in a proceeding or otherwise. Therefore, these exclusive forum provisions will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations. These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. The state or federal court of the State of Nevada may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ articles of incorporation and bylaws have been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find these exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

ITEM 2. PROPERTIES

Our corporate offices are located at 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. Genlith, Inc., a company that was formerly our majority shareholder and was founded by our current Chief Operating Officer, Jeremy McCann, and by our former director and former Chief Executive Officer, Greg Levinson, allows us to share this office at no cost by verbal agreement among the two entities.

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

We may be subject to a fine imposed by the National Forestry Corporation of the Atacama Region (“CONAF”),on our subsidiary Baltum Mineria SpA (“Baltum”), which is currently being negotiated by Baltum’s counsel and CONAF, of up to $4,000, which may be reduced by as much as 50%. This is in connection with a self-report made by Baltum to CONAF on May 13, 2019, reporting the involuntary cutting of certain vegetation species in the La Cobaltera sector. Since Baltum made a self-report to CONAF, the applicable fine may be reduced by as much as 50%. We do not believe that this fine, even if imposed in the full amount, will have any material effect on our business, financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The Company and its subsidiary are not engaged in any mining operations at this time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company and its common stock are currently listed under the ticker “COBA” on the OTCQB Tier of OTC Markets.

In order for a security to remain eligible for quotation by a market maker on the OTC Markets, we are required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

We can provide no assurance that our common stock will continue to be traded on the OTC Markets or that a robust and liquid public market will materialize.

Holders

As of the date of this Annual Report on Form 10-K, there were 77 holders of record of our common stock. Because certain shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Use of Proceeds from the Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during our fiscal year ended December 31, 2025.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period.

On January 10, 2025, we entered into three stock purchase agreements with certain investors in respect of the purchase and sale of an aggregate amount of 999,995 shares of our Series B Convertible Preferred Stock for an aggregate cash consideration of $449,998. The issuance of shares of our Series B Convertible Preferred Stock were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

On January 15, 2025 and January 17, 2025, we entered into certain stock purchase agreements with certain investors, pursuant to which such investors purchased an aggregate of 497,810 shares of our Series B Convertible Preferred Stock at a price of $0.45 per share (the “Shares”) for an aggregate purchase price of $224,014.50 (such agreements, the “Stock Purchase Agreements”). When combined with the stock purchase agreements for previous sales of Series B Convertible Preferred Stock, this closed the investment round (the “Series B Financing”) with an overall issuance of 2,222,225 shares of our Series B Convertible Preferred Stock at a price of $0.45 per share for an aggregate purchase price of $1,000,001.25. All shares of Series B Convertible Preferred Stock issued in connection with the Series B Financing are subject to the terms and conditions set forth in the Amended and Restated Series B Certificate of Designations. The issuance of shares of Series B Convertible Preferred Stock were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

On June 25, 2025 and June 29, 2025, we entered into certain stock purchase agreements with certain accredited investors in a private placement, pursuant to which such investors purchased an aggregate of 185,560 shares of our Series B Convertible Preferred Stock, at a price of $0.45 per share for an aggregate purchase price of $83,502.00. The issuance of shares of the Series B Convertible Preferred Stock were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder.

On July 24, 2025, the Board approved a restricted stock unit award to Ash Lazenby, a Company director, of 500,000 restricted stock units (the “Units”). Pursuant to the terms of the Units, the shares included in the Award vest two years from the signing of the Consulting and Advisory Agreement on July 24, 2025, which provides for vesting on July 24, 2027, unless vested earlier at the discretion of the Plan Administrator, and so long as Mr. Lazenby remains a service provider to us under the terms of the Consulting and Advisory Agreement on the vesting date. The Award was accepted on August 28, 2025, and the Units expire ten years after the date of award.

On July 29, 2025, we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.37 per share to a director of the Company in recognition of their expected future services to us. Such granted options immediately vest on the award date.

On August 28, 2025, we granted restricted stock units equating to 500,000 shares of common stock to a director / advisor of the Company in recognition of their expected future services to us. Such granted restricted stock units are subject to vesting at the two-year anniversary of the underlying advisory agreement on July 27, 2027, assuming the director / advisor is still providing advisory services on the vesting date and the restricted stock unit vesting hasn’t already been accelerated by the discretion of the plan administrator.

On September 12, 2025, we issued to Cobalt Chile SpA (“Cobalt Chile”), a Chilean corporation, 4,500,000 restricted shares of our common stock as payment for 3,742 hectares of full-exploitation mining concessions in the La Cobaltera and El Cofre project areas, along with cash consideration as reimbursement for annual patent rights on those mining concessions. The shares were valued at $0.42 per share for an aggregate value of $1,890,000. The mining concessions were titled in the name of Baltum.

On September 12, 2025, Baltum signed a definitive mining concession purchase agreement for the acquisition of 3,742 hectares of exploitation-level mining concessions in the San Juan mining district in Chile from Cobalt Chile SpA. The purchase consideration was cash in the amount of $101,833,291 Chilean Pesos along with 4.5 million shares of our restricted common stock.

On November 25, 2025 and November 27, 2025, we entered into certain stock purchase agreements with certain investors, pursuant to which such investors purchased an aggregate of 6,000,000 shares of our common stock, at a price of $0.50 per share for an aggregate purchase price of $3,000,000. The issuance of shares of were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

On December 2, 2025, we issued 6,000,000 shares of common stock at a purchase price of $0.50 per share (for an aggregate of $3,000,000 of proceeds) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Per the terms of the Certificate of Designations for the Series B Convertible Preferred Stock, all shares were automatically converted to common stock on December 31, 2025. The applicable conversion rate was one share of common received for every one share of Series B Convertible Preferred owned. After the conversion, there were no longer any shares of Series B Convertible Preferred outstanding.

The foregoing share issuances were made in transactions exempt from the registration requirements of the Securities Act, under Regulation S, Regulation D, and Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock, preferred stock or other securities during our fiscal year ended December 31, 2025.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt”) and including our subsidiaries, the (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a critical minerals exploration and development company focused on the La Cobaltera and El Cofre cobalt-copper projects, located in the San Juan District in northern Chile, one of the world’s few known primary cobalt districts. We have a deliberate focus on building a dynamic and sustainable business with an emphasis on applying leading environmental stewardship, social engagement, and corporate governance practices to its strategy. La Cobaltera and El Cofre are a district-scale opportunity across Chilean Cobalt’s 6,377 hectares of 100% owned and unencumbered mining property situated in the San Juan District in northern Chile (Atacama Region III), a historic mining district with numerous past-producing mines and excellent infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide and sulphide resources with evidence of gold at depth across several known exploration and development targets district-wide.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric.

Our wholly-owned subsidiary Baltum Mineria SpA (“Baltum”) has acquired 6,377 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District and is pursuing other opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera and El Cofre areas, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile is the leading copper-producing country in the world with the La Cobaltera and El Cofre areas historically supporting the existence of established and high-quality copper assets. The site is strategically located near robust mining infrastructure, including roads, electricity, water, and ports.

Our principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions, including geophysics, geochemistry, drilling, IP surveys and AI pilot studies; developing an accelerated phased implementation plan to generate revenue as quickly as possible; establishing off-take and downstream refining relationships; developing and advancing our ESG strategy; building our board, management team, and governance systems; and raising capital.

Our commercial priorities are to have funding lined up to allow for timely development, when appropriate, and to put in place the necessary downstream processing relationships. Related to funding for development, efforts include a potential debt-related package of up to $317,400,000 pursuant to a June 4, 2024, and further extended, non-binding letter of interest we received from the Export-Import Bank of the United States. Whereas, related to the downstream processing objectives, we envision a three-way strategic partnership between the Company, Glencore and US Strategic Metals (“USSM”) to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera and El Cofre cobalt-copper projects in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for our concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen US critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

On September 6, 2024, and then extended on September 5, 2025, we put in place a non-binding LOI with USSM to process and refine cobalt and copper concentrate we expect to produce. Refined outputs from USSM are expected to be used in cobalt metal, battery chemical intermediate products, and/or other products critical for the production of advanced materials and energy technologies. We are working with USSM to define final terms and conditions for downstream processing. In addition, on November 11, 2025, we signed a Deed of Undertaking with a subsidiary of Glencore plc (“Glencore”) whereby Glencore has been granted a right of first and last refusal to purchase cobalt and copper product from the La Cobaltera and El Cofre projects, which it expects to ship to the United States or U.S. Free Trade Agreement countries.

Chilean Cobalt is participating in a research and development (“R&D”) project awarded through CORFO to evaluate the technical and environmental feasibility of recovering cobalt and copper from legacy waste piles at the La Cobaltera site. The project is funded through a $3,000,000 grant from Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project remains in the research and evaluation stage and does not involve operational activities or changes to the our current permitting requirements. Our support equates to approximately 21% of the overall consortium-required support contribution of $950,000 toward the project. The other key participants in the consortium of project sponsors are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company.

We remain aware of and are investigating other critical minerals opportunities particularly in Chile. On January 8, 2026, we entered into a binding earn-in and option agreement with NeoRe SpA, a privately-held Chilean company to acquire approximately 6,300 hectares of mining concessions (the “Properties”) within the coastal belt region near Concepcion Chile with an ionic adsorption clay-style rare earth elements system enriched with yttrium, neodymium, dysprosium and terbium elements critical to defense and advanced manufacturing supply chains. While contributing to the project, Chilean Cobalt earns credit toward a net smelter return (“NSR”) royalty, with percentage depending on the extent of the contribution and the progress of the project. After the project achieves certain developmental milestones, we would then have an option to acquire the Properties through the relinquishment of the NSR royalty and payment of equity-based consideration.

We are committed to building a mature, transparent, and continuously improving ESG framework that supports responsible development and long-term value creation. Responsible-sourcing and ESG-assurance frameworks such as IRMA and Digbee increasingly shape the expectations of downstream customers, investors, and supply-chain partners. In 2025, the Board approved the adoption of the Digbee and IRMA ESG frameworks, and we completed our first independent Digbee ESG assessment in July 2025. We continue to strengthen our governance and ESG systems, including the Board’s adoption in principle of a new governance framework in March 2026, which is intended to support enhanced oversight, disclosure readiness, and our consideration of an uplisting to a national securities exchange in 2026.

We have not generated revenues to date. Our limited operations have included the formation of our Company and our wholly-owned subsidiary Baltum, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt.

From December 4, 2017 through March 31, 2026, we raised a total of $34,145,547 from accredited investors through the issuance of our common stock, preferred stock, and debt, net of $247,500 of direct and incremental costs of equity raising. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024, the $1,890,000 of stock-based expenditures inferred by the issuance of 4,500,000 shares for 3,742 hectares of full exploitation mining concessions acquired from Cobalt Chile SpA at $0.42 per share on September 12, 2025 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $404,000 for a total of $4,848,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and we have plans to potentially raise $20,000,000 or more in 2026, potentially as part of an uplisting to a national securities exchange. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital. However, there can be no assurance that we will be successful in securing additional capital, timely or at all, and if we are able to if there will be favorable terms.

At this time, we have not submitted an application to any national securities exchange, and do not have a definitive timeline for doing so. Any decision to pursue such a listing would be subject to, among other factors, our ability to satisfy applicable listing requirements, market conditions, and any necessary authorizations by our board of directors. There can be no assurance that we will pursue or complete an uplisting to a national securities exchange, and if we do pursue an uplisting, if it will be timely or successful.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $400 million in funds will be required.

For the years ended December 31, 2025 and 2024, we generated no revenues and reported net losses of $3,263,140 and $882,574, respectively, however, $1,882,082 of the 2025 loss was related to a one-time, non-cash charge for impairment of mining concessions, and negative cash flow from operating activities of $1,146,473 and $718,275, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2025 and 2024. As noted in our audited financial statements included elsewhere in this Annual Report on Form 10-K, we had an accumulated stockholders’ deficit of approximately $36,645,952 and recurring losses from operations as of December 31, 2025. See “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $4,848,000 in funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation, along with both brownfield and greenfield exploration on existing and expected to be acquired mining concessions, and having a longer operational runway, we will require raising at least $2,400,000 to $3,500,000. To complete mining rights acquisition and consolidation will require substantially more funding. The source of such funds is anticipated to come from consideration of an uplisting to a national securities exchange along with consideration of a concurrent public offering of $20,000,000 or more as discussed in the Overview above. There is no guarantee that we will be able to raise such funds or that we will be able to uplist to a national securities exchange. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations. Assuming that we are able to raise the amounts discussed above, we believe we can satisfy our cash requirements during the next 12 months and fully implement our business plan over that period.

For the next twelve (12) months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we intend to, among other things, continue exploration and development of the mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas. This is expected to cost approximately $2,000,000 to $3,000,000.

•	Possible Strategic Acquisition Opportunities. During this period, we intend to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that we have expressed interest in acquiring and the ability to close on these acquisitions is dependent on the our success in achieving the projected capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter royalties, as applicable.

•	General and Administrative Expenses. During this period, we intend to, among other things, hire additional staff, engage additional advisors to assist with operations, and incur substantial legal, registration and other professional services fees in association with any strategy involving an uplisting to a national securities exchange. We also intend to continue incurring the same level of previous year general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan. The general and administrative expenses are expected to be approximately $1,500,000 to $2,250,000, depending on the phases of the business plan that are able to be engaged.

We are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera and El Cofre cobalt-copper projects, as well as to complete or at least further our progress toward acquiring a rare earth elements project in south-central Chile in association with NeoRe SpA. In addition, there are other mining concessions we are evaluating within the San Juan District in northern Chile that would require funding to acquire them. These funding efforts include a potential debt-related package of up to $317,400,000 pursuant to a June 4, 2024, further extended, non-binding letter of interest we received from the Export-Import Bank of the United States. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable off-take agreements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. The costs incurred in the year ended, December 31, 2025 were entirely related to our Artificial Intelligence (“AI”) trial exploration campaign. We engaged multiple vendors in an attempt to collaboratively advance their technology of these vendors and acquire more strategic exploration data related to our owned concessions, including the recently acquired El Cofre project concessions, and those adjacent to our owned concessions. The outputs were value-added and have allowed for more focused exploration efforts, which are planned for early 2026, in addition to more targeted acquisition efforts in the future.

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

Results of Operations – Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31, 2024	Year Ended December 31, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$81,738	$81,738
General and administrative expenses	899,005	1,323,436	424,431
Interest (income) expense, net	(16,431)	(23,116)	(6,685)
Operating Income (Loss)	(882,574)	(1,382,058)	(499,484)
Provision for income taxes	0	0	0
Gain (loss) on impairment of assets	0	(1,881,082)	(1,881,082)
Net Income (Loss)	$(882,574)	$(3,263,140)	$(2,380,566)

Operating losses for the year-ended December 31, 2025, compared to December 31, 2024, increased by $499,484, due primarily to significantly higher mining concession patent fees due to changes in Chilean mining laws and due to having over twice the hectarage to register in 2025, due to acquisition of El Cofre and additional La Cobaltera mining concessions, in addition to higher employee compensation and taxes, based on the hiring in 2025 of a new chief sustainability officer and executive vice president of exploration, higher non-cash incentive compensation awarded and expensed in 2025, higher professional service costs, related to an independent Digbee ESG assessment, and higher advertising and marking and regulatory and filing fees in 2025, compared to 2024. In addition, mineral exploration costs for AI Pilot Studies conducted in 2025, compared to none in the previous year, added to the increase in costs. In addition, a large one-time, non-cash expense related to impairment of mining concessions in 2025, compared to none in the previous year, substantially added to the increase in costs. There were nominal affects related to other expenses, but generally offsetting, with all factors indicated amounting to the overall cost increase of $2,380,566.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of December 31, 2025, we had cash totaling $2,772,082 current assets totaling $2,844,313 and total assets of $2,847,271. We had total liabilities of $50,432 (all current) and positive working capital of $2,793,881. We also had Stockholders’ equity of $2,796,839.

Sources and Uses of Cash for the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years ended December 31, 2024 and 2025.

	Year Ended December 31, 2024	Year Ended December 31, 2025	Increase (Decrease)
Net Cash Provided By (Used In) Operating Activities	$(718,275)	$(1,146,473)	$(428,198)
Net Cash Provided By (Used In) Investment Activities	0	0	0
Net Cash Provided By (Used In) Financing Activities	252,564	3,583,445	3,330,881
Effect of foreign exchange rate on cash	(2,851)	3,801	6,652
Net Increase (Decrease) in Cash	$(468,562)	$2,440,773	$2,909,335

Net cash used in operations

Net cash used in operating activities was $718,275 for the year ended December 31, 2024 versus net cash used in operating activities of $1,146,473 for the year ended December 31, 2025. The decrease in cash flow provided by operating activities was primarily due to significantly higher mining concession patent fees due to changes in Chilean mining laws and due to having over twice the hectarage to register in 2025, due to acquisition of El Cofre and additional La Cobaltera mining concessions, in addition to higher employee compensation and taxes, based on the hiring in 2025 of a new chief sustainability officer and executive vice president of exploration, higher mineral exploration costs, due to the AI pilot studies conducted in 2025, higher professional services costs related to an independent Digbee ESG assessment, and higher advertising and marketing and regulatory and filing fees in 2025, compared to 2024. Each of these factors and other nominal variances contributed to the $428,198 decrease in net cash provided by operations for the current year compared to the previous year.

Net cash used in investment activities

Net cash used in investment activities was $0 for the year ended December 31, 2024 and December 31, 2025. There were no changes in cash flow used in investment activities between years.

Net cash provided by financing activities

Net cash provided by financing activities was $252,564 in the year ended December 31, 2024, which included an aggregate of $325,989 of commitments for the sale of an aggregate of 724,420 shares of preferred stock for $252,558 in cash and $73,431 in subscriptions receivable and not yet reflected in cash at December 31, 2024; and $6 in proceeds for nominal adjustments to prior issuances. That was compared to net cash provided by financing activities in the year ended December 31, 2025 of $3,583,445, which included $757,514 of net proceeds for the sale of an aggregate 1,683,365 shares of preferred stock and the receipt of $73,431 of subscriptions receivable for $830,945 overall cash received related to preferred stock; and $2,752,500 of net proceeds for the sale of an aggregate 6,000,000 shares of common stock for $3,000,000 in cash, less $247,500 of direct and incremental costs for that capital raise, both in the year ended December 31, 2025.

Going Concern

Given our working capital of $2,793,881, which exceeds our current year cash used in operating activities of $1,146,473, however, due to our NeoRe rare earth project funding toward a net smelter return royalty asset and the potential for future project acquisition and our consideration of an uplisting to a national securities exchange, we expect our next twelve (12) month cash used in operating activities and investing activities to exceed our working capital. Based on that and our accumulated deficit of ($36,645,952), as of December 31, 2025, we require additional equity and/or debt financing to continue our operations. Concurrent with any strategy to uplist to a national securities exchange, we would need to raise $20,000,000 or more to cover our cash needs, however, there can be no guarantee that we’ll be able to meet any uplisting criteria and/or successfully raise capital through a private or public offering of our common stock. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024.

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

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment.

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

Our climate-related risk processes are informed in part by the independent Digbee ESG assessment completed in July 2025, which identified water scarcity, extreme weather events, and seismic activity as material considerations for long-term planning. We are also participating in a research and development project granted through the Chilean Economic Development Agency (“CORFO”) to evaluate bioleaching and related technologies for potential recovery of cobalt and copper from legacy waste piles. The project is funded through Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project includes analysis of water use, energy requirements, and environmental impacts associated with alternative processing technologies, which may inform future climate-related risk assessments and planning.

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

Recently Issued Accounting Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of this Annual Report on Form 10-K and does not believe that any of these pronouncements will have a material impact on our current financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chilean Cobalt Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chilean Cobalt Corp. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from inception and expects to incur continued losses related to mining exploration activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

March 31, 2026

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$2,772,082	$331,309
Subscriptions receivable	–	73,431
Prepaid expenses	72,231	64,416
Total current assets	2,844,313	469,156
Property and equipment, net	2,958	2,958
Total assets	$2,847,271	$472,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,388	$18,128
Accrued expenses	15,044	16,441
Total current liabilities	50,432	34,569
Total liabilities	50,432	34,569
Commitments and contingencies	–	–
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 0 and 724,420 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	–	72
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 56,409,930 and 43,502,145 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5,641	4,350
Additional paid-in capital	39,191,565	33,565,165
Accumulated other comprehensive income	245,585	250,770
Accumulated deficit	(36,645,952)	(33,382,812)
Total stockholders’ equity	2,796,839	437,545
Total liabilities and stockholders’ equity	$2,847,271	$472,114

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–
Operating expenses:
Cost of mineral exploration	81,738	–
General and administrative	1,318,937	900,147
Depreciation	–	–
Foreign currency transaction (gain) loss	4,499	(1,142)
Total operating expenses	1,405,174	899,005

Loss from operations	(1,405,174)	(899,005)
Interest expense	–	358
Interest income	23,116	16,073
Loss on asset impairment	(1,881,082)	–
Loss before income taxes	(3,263,140)	(882,574)

Income tax benefit/(loss)	–	–
Net loss	$(3,263,140)	$(882,574)

Basic and diluted loss per common share	$(0.07)	$(0.02)

Weighted-average number of shares outstanding:
Basic and diluted share count	45,370,385	43,456,021

Comprehensive loss:
Net loss	$(3,263,140)	$(882,574)
Foreign currency translation adjustments	(5,185)	(2,717)
Comprehensive loss	$(3,268,325)	$(885,291)

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2023	–	$–	43,285,716	$4,329	$33,081,263	$253,487	$(32,500,238)	$838,841
Issuance of Series B Convertible Preferred Stock	724,420	72	–	–	325,917	–	–	325,989
Issuance of Common Stock in a private placement	–	–	–	–	6	–	–	6
Foreign currency translation	–	–	–	–	–	(2,717)	–	(2,717)
Stock-based compensation	–	–	216,429	21	157,979	–	–	158,000
Net loss	–	–	–	–	–	–	(882,574)	(882,574)
Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545
Issuance of Series B Convertible Preferred Stock	1,683,365	169	–	–	757,345	–	–	757,514
Conversion of Series B Convertible Preferred Stock to Common Stock	(2,407,785)	(241)	2,407,785	241	–	–	–	–
Issuance of Common Stock in a private placement	–	–	6,000,000	600	2,751,900	–	–	2,752,500
Issuance of Common Stock for mining concessions	–	–	4,500,000	450	1,889,550	–	–	1,890,000
Foreign currency translation	–	–	–	–	–	(5,185)	–	(5,185)
Stock-based compensation	–	–	–	–	227,605	–	–	227,605
Net loss	–	–	–	–	–	–	(3,263,140)	(3,263,140)
Balances at December 31, 2025	–	$–	56,409,930	$5,641	$39,191,565	$245,585	$(36,645,952)	$2,796,839

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,263,140)	$(882,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	1,881,082	–
Stock-based compensation	227,605	158,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,815)	(7,414)
Accounts payable and accrued liabilities	15,795	13,713
Net cash used in operating activities	(1,146,473)	(718,275)

Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	830,945	252,558
Proceeds from issuance of Common Stock	2,752,500	6
Net cash provided by financing activities	3,583,445	252,564

Effect of foreign exchange rate on cash	3,801	(2,851)
Net increase (decrease) in cash	2,440,773	(468,562)
Cash at beginning of period	331,309	799,871
Cash at end of period	$2,772,082	$331,309

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for the acquisition of mining concessions	$1,890,000	$–
Conversion of Series B Convertible Preferred to common stock	1,083,503	–

The accompanying notes are an integral part of the consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The accompanying consolidated financial statements include the accounts of Chilean Cobalt Corp. (the “Company”) (OTCQB: COBA), a Nevada corporation formed on December 4, 2017, and its wholly-owned subsidiary Baltum Minería SpA (“Baltum”), a Chilean Sociedad por Acciones formed on January 3, 2018. The Company is a cobalt and copper, junior mining and exploration company and also has an earn-in option to potentially acquire royalties or concessions in rare earth element mining concessions. Cobalt, a critical mineral for many of the current cathode battery chemistry configuration options in the electric vehicle (“EV”) battery production space, was mined in Chile for 100 years from 1844 thru 1944 and ceased at the end of World War II. Baltum owns exploitation-level mining concessions for 6,377 hectares in the San Juan Mining District in northern Chile.

On May 12, 2022, the former Parent Company, Genlith, Inc. distributed all of its shares in the Company to its individual shareholders. As of the date of the distribution, Genlith, Inc. no longer held an equity interest in the Company.

The Company’s year-end is December 31.

2.	Going Concern

The Company has not yet begun to generate revenue as of December 31, 2025, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the year ended December 31, 2025, the Company reported a net loss of $3,263,140, however, $1,881,082 was related to a one-time, non-cash charge for impairment of mining concessions, and had an accumulated deficit of $36,645,952.

The ability of the Company to continue as a going concern over a longer term is dependent on the Company’s ability to raise the financing necessary to complete the exploration and development of cobalt and copper mines and bring mining operations into production and commercialization. Furthermore, the Company’s ability to achieve the milestones required to earn rare earth element mining concession royalties or ownership is also dependent on the Company’s ability to raise the necessary financing.

With a cash balance of $2,772,082 as of December 31, 2025, the Company is well positioned to further its strategic objectives, but depending on the pace of project development and success in raising capital, may not have sufficient financial resources to continue its operations for the next 12 months, in spite of the existing cash balance. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising capital sufficient to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has reclassified certain amounts in the 2024 financial statements to comply with the 2025 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the year ended December 31, 2024.

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the years ended December 31, 2025 and 2024, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	2025	2024
Shares issuable upon conversion of Series B Convertible Preferred Stock	–	724,420
Shares issuable upon vesting of Restricted Stock Units	500,000	–
Shares issuable upon exercise of stock options	7,177,504	6,420,629
Total	7,677,504	7,145,349

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of December 31, 2025, and December 31, 2024, the Company’s cash balances were $2,772,082 and $331,309, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

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

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of value-added tax (“VAT Tax”) to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of December 31, 2025, and December 31, 2024, because the Company’s ability to engage in sales activity necessary to recover VAT taxes paid in on its expenditures, is currently indeterminable.

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

Drilling and related costs at our properties as of and for the years ended December 31, 2025, and December 31, 2024, respectively, did not meet our criteria for capitalization.

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

During the years ended December 31, 2025 and 2024, we recorded $1,881,082 and $-0-, respectively, impairment loss in those periods. The decision to write-down the mining concessions acquired on September 12, 2025 was driven by the lack of reliability of and availability of independent valuations for these unique assets, as necessary to substantiate their value on these financial statements. Baltum presently owns 6,377 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $10.7 million on the Company’s facilities located in the San Juan mining district of Chile. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

Environmental Obligations

We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used.

Included in environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (“OM&M”). If applicable, such reserves are based on our best estimates for these OM&M plans. Over time we could incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of any recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at environmental sites change over time. If applicable, such additional OM&M costs could be significant in total but would be incurred over an extended period of years.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of December 31, 2025, and December 31, 2024, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. We recorded transaction and remeasurement gains of $-0.0- million and $-0.0- million for the years ended December 31, 2024 and 2025, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the year ended December 31, 2025.

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

Segment Reporting

The Company has not yet begun generating revenues from its planned principal operations and operates as a single reportable segment for its mining projects in Chile. The chief operating decision maker is the Company’s chief executive officer, who assesses the performance based on total expenses, cash flows and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Chile.

Recently Issued and Adopted Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements, including ASC 2023-09, and does not believe that any of these pronouncements will have a material impact on the Company’s current financial position and results of operations.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Machinery and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the years ended December 31, 2025, and December 31, 2024, amounted to $-0- and $-0-, respectively. Loss on retirement of assets for the years ended December 31, 2025, and December 31, 2024, amounted to $-0- and $-0-, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Service fees	$12,500	$14,000
Employee benefits	2,100	2,000
Other	444	441
Total accrued expenses	$15,044	$16,441

6.	Stockholders’ Equity

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

On December 26, 2024, a Certificate of Designations was approved by the Board of Directors that authorized the issuance of 2,600,000 shares of Series B Convertible Preferred Stock. Then on December 29, 2024, an amended and restated Certificate of Designations was approved by the Board of Directors that authorized the issuance of 2,900,000 shares of Series B Convertible Preferred Stock (an increase of 300,000 shares), among other terms and conditions. The Certificate of Designations allows for anti-dilution protection and includes a provision that all Preferred shares were to convert to their common stock equivalent, at a ratio of one share of preferred equals one share of common stock, subject to adjustments for dividends, splits and/or anti-dilution, as of December 31, 2025. All 2,407,785 shares of Series B Convertible Preferred Stock converted to common stock on December 31, 2025.

There were no shares of Series A Convertible Preferred Stock and -0- and 724,420 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2025, and/or December 31, 2024, respectively.

2025 Issuances:

During the year ended December 31, 2025, the Company issued the following shares of preferred stock:

•	1,683,365 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $757,514.25. In addition, $73,431 of Subscriptions Receivable were received in cash for an overall total of $830,945.25 cash received in the twelve-month period.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of preferred stock:

•	724,420 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total commitments of $325,989. Of the $325,989 in commitments, $252,558 was received in cash by December 31, 2024 and $73,431 was reflected as Subscriptions Receivable at December 31, 2024 and all amounts due were received in cash by shortly after year-end.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2025, and December 31, 2024, there were 56,409,930 and 43,502,145 shares of common stock issued and outstanding, respectively. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2025 Issuances:

During the year ended December 31, 2025, the Company issued the following shares of common stock:

•	4.5 million shares were issued to Cobalt Chile SpA on September 12, 2025, on behalf of Baltum, for it to acquire 30 full-exploitation mining concessions at the fair value price on the date of issuance of $0.42 per share, which equates to total acquisition value of $1,890,000, as reflected in the supplemental disclosure of non-cash financing activities in the financial statements.

•	6 million shares overall were issued to Madesal SpA (4 million shares) and Glencore Ltd (2 million shares) on December 2, 2025, at the fair value price on the date of issuance of $0.50 per share for total gross proceeds of $3,000,000, and after reducing for $247,500 of direct and incremental costs of the raise, there were net proceeds of $2,752,500.

•	2,407,785 shares were converted at one share of common issued for every one share of Series B Convertible Preferred tendered on December 31, 2025, as indicated previously in the Preferred Stock section.

2024 Issuances:

During the year ended December 31, 2024, the Company issued the following shares of common stock:

•	216,429 shares were issued to a vendor on March 19, 2024, for a year of services at the fair value price on the date of issuance of $0.26 per share, which equates to total annual compensation paid in the amount of $56,272. Since the stock had not traded as of the date of issuance, the $0.26 per share was used as it was the offering price for the most recently completed private placement capital raise by the Company on April 12, 2023. The stock-based compensation was amortized quarterly for the year of service. As of December 31, 2024, all $56,272 of the stock-based compensation is reflected in the financial statements as non-cash expense.

Stock Options and Restricted Stock Units

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of December 31, 2025. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 1,870,000 options to purchase 1,870,000 shares of its Common Stock awarded under the 2023 Plan as of December 31, 2025. The purposes of the 2023 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On July 24, 2025, the board approved, and by shareholder consent achieved on August 27, 2025, the shareholders adopted the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which allows awards for up to 5,000,000 shares of its common stock to be awarded in various equity incentive formats at prevailing fair value exercise prices at the time of each award. There were 500,000 Restricted Stock Units (RSUs) related to its Common Stock awarded under the 2025 Plan as of December 31, 2025. The purposes of the 2025 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

Stock Options:

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of December 31, 2024	As of December 31, 2025
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	67.20%	129.10%
Risk-free interest rate	5.027%	3.625%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.1251 - 0.1251	$0.3197 - 0.4020

(a)	At the time of determination of expected stock volatility, the Company’s securities were trading over-the-counter as an OTCQB traded stock, but for less than two years and under limited trading volume such that calculated volatility based solely on the Company’s volatility isn’t necessarily indicative of the expected volatility over the expected life of the options and RSUs. Therefore, the expected stock volatility was estimated using three public companies in the same industry as the Company and calculating an equal-weighted and blended volatility of the Company’s volatility and the volatility of those three believed-to-be-representative companies over the same period.

During the years ended December 31, 2025, and December 31, 2024, the Company recorded stock-based compensation expenses of $188,398 and $101,728, respectively. As of December 31, 2025, the unamortized stock option expense was $98,416. The Company’s stock options had an intrinsic value of $16,524,884, based on the OTCQB published closing price for (OTCQB: COBA) of $2.46 per share as of December 31, 2025, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at December 31, 2025, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2024	6,786,254	$0.21
Issued	695,000	$0.49
Expired/Forfeited	(56,250)	0.50
Exercised	–	n/a
Balance, December 31, 2025	7,425,004	$0.23

The Company has the following options outstanding and exercisable at December 31, 2025 and December 31, 2024:

		December 31, 2025				December 31, 2024
Issue Date	Expiry Date	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life	Exercise Price		Stock Options Outstanding	Stock Options Exercisable	Remaining Life
May 24, 2022	May 24, 2032	$0.20	4,931,250	4,931,250	6.40		$0.20	4,931,250	4,931,250	7.40
June 1, 2022	June 1, 2032	$0.20	80,004	80,004	6.42		$0.20	80,004	80,004	7.42
July 15, 2022	July 15, 2032	$0.20	450,000	450,000	6.55		$0.20	450,000	450,000	7.54
July 28, 2022	July 28, 2032	$0.20	150,000	150,000	6.58		$0.20	150,000	150,000	7.58
July 1, 2023	July 1, 2033	$0.26	750,000	750,000	7.51		$0.26	750,000	496,875	8.50
July 7, 2023	July 7, 2033	$0.26	300,000	300,000	7.52		$0.26	300,000	187,500	8.52
January 25, 2024	January 25, 2034	$0.26	75,000	75,000	8.08		$0.26	75,000	75,000	9.07
February 13, 2024	February 13, 2034	$0.26	50,000	50,000	8.13		$0.26	50,000	50,000	9.13
January 17, 2025	January 17, 2035	$0.50	588,750	341,250	9.05	$	n/a	–	–	n/a
July 29, 2025	July 29, 2035	$0.37	50,000	50,000	9.58		n/a	–	–	n/a
Totals and Weighted Averages Outstanding		$0.23	7,425,004	7,177,504	6.83		$0.21	6,786,254	6,420,629	7.61

The Company’s board typically grants annual equity awards during scheduled meetings, independent of MNPI releases. Awards are not timed to coincide with MNPI, and the Company did not intentionally align MNPI releases to influence compensation during the years ended December 31, 2025, and December 31, 2024. For the award on January 17, 2025, there were two covered periods that were triggered related to a Form 8-K filing on January 16, 2025 and another Form 8-K filing on January 22, 2025, the % change in closing price is presented separately and respectively in the table below for those two filings:

Name	Grant Date	Securities Underlying Options (Shares)	Exercise Price (per Share)	Grant Date Fair Value	% Change in Closing Price (1)
Duncan Blount (PEO)	January 17, 2025	200,000	$0.50	$80,398	0%
Duncan Blount (PEO)	January 17, 2025	200,000	$0.50	$80,398	0%
Jim Van Horn (CFO)	January 17, 2025	60,000	$0.50	$24,119	0%
Jim Van Horn (CFO)	January 17, 2025	60,000	$0.50	$24,119	0%
Jeremy McCann (COO)	January 17, 2025	25,000	$0.50	$10,050	0%
Jeremy McCann (COO)	January 17, 2025	25,000	$0.50	$10,050	0%

Restricted Stock Units (RSUs):

The fair value of the 500,000 RSUs granted was $217,500, based on the closing price of $0.435 per share on the grant date of August 28, 2025.

During the years ended December 31, 2025, and December 31, 2024, the Company recorded stock-based compensation expenses of $39,207 and $-0-, respectively. As of December 31, 2025, the unamortized RSU expense was $178,293. The Company’s RSUs had an intrinsic value of $1,230,000, based on the OTCQB published closing price of $2.46 per share as of December 31, 2025, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

7.	Commitments and Contingencies Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025, and December 31, 2024.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. As of December 31, 2025, management was not aware of any material active, pending, or threatened litigation.

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

Rate Reconciliation	December 31, 2025				December 31, 2024
	Chilean Cobalt	Baltum	Consolidated	Rate Impact	Chilean Cobalt	Baltum	Consolidated	Rate Impact
Pre-tax book loss	(1,053,324)	(2,209,816)	(3,263,140)		(785,031)	(97,543)	(882,574)

Federal rate	21%	27%			21%	27%
Federal provision	(221,000)	(597,000)	(818,000)		(165,000)	(27,000)	(192,000)

State rate	6.99%	n/a			6.99%	n/a
State provision	(74,000)	–	(74,000)		(55,000)	–	(55,000)

Provision at statutory rate	(295,000)	(597,000)	(892,000)	27%	(220,000)	(27,000)	(247,000)	28%
Change in valuation allowance	295,000	597,000	892,000	-27%	220,000	27,000	247,000	-28%
Total tax expense (benefit) current and deferred	–	–	–	0%	–	–	–	0%

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $6,900,000 with no expiration date to use these credits, that are available to offset future liabilities for income taxes. The Company paid no income taxes in the years ended December 31, 2025, and December 31, 2024 in any jurisdiction, related to returns for the fiscal years ended December 31, 2024, and December 31, 2023, nor does it expect to pay any income taxes in 2026, related to the return for the fiscal year ended December 31, 2025. The Company has generally established a valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized in future years. The Company has reviewed the scheduled reversals of the deferred tax assets and its projected taxable income in conjunction with the changes in tax laws enacted and determined a valuation allowance is required at December 31, 2025 and 2024. The December 31, 2025 and 2024, results of operations include an increase in our valuation allowance of $892,000 and $247,000, respectively. We established the valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss by jurisdiction in which we operate. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, we must make assumptions, including changes in tax laws and other changes impacting our ability to recognize the underlying deferred tax assets, could require us to adjust the valuation allowances. The Company has not undertaken a formal analysis of 26 C.F.R. Section 382 and cannot determine at this time whether the NOL will be subject to limitations due to a change in control.

9.	Related Party Activity

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) have power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for the services of Felipe Quinzio during the years ended December 31, 2025 and December 31, 2024 and for accounting services provided by NyD since July 2024. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were no bills outstanding with Baltum to NyD at December 31, 2025 or December 31, 2024. There were bills for $1,401 and $-0- outstanding with Baltum to QA at December 31, 2025 and December 31, 2024, respectively. There were no amounts accrued for legal services or managerial and accounting services accrued for either QA or NyD at December 31, 2025 or December 31, 2024. Baltum incurred legal expenses provided by QA of $40,402 and $6,568 for the years ended December 31, 2025 and December 31, 2024, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $40,784 and $35,098 for the years ended December 31, 2025 and December 31, 2024, respectively. In addition, Baltum made no direct reimbursements to Felipe Quinzio for business expenses paid by him in the years ended December 31, 2025 and December 31, 2024, respectively.

The Company’s director, Ash Lazenby, has an advisory agreement with the Company and stands to receive 500,000 RSU’s when they vest in July 2027, which have an intrinsic value of $1,230,000 as of December 31, 2025. Also, Mr. Lazenby is a former employee of Glencore Ltd. Glencore Ltd is an investor in the Company and has a Deed of Undertaking with the Company giving it first and last right of refusal on cobalt and copper off-take from any future production at the Company’s La Cobaltera and El Cofre Projects for the life of mine.

10.	Subsequent Events

Subsequent to year-end, on January 6, 2026, CORFO (the Chilean Economic Development Agency) officially announced the selection of the project entitled “Sustainable Cobalt: A Semi-Industrial Validation of the Green Cobalt Biotechnological Process Integrated with an Extractive Metallurgical Strategy Focused on Tailings and Circular Mining” (the “Project”) for a $3,000,000 R&D Contribution (the “Grant”), which is to be funded by Albemarle Limitada under agreement with CORFO to support research and development programs vetted and approved by CORFO. The Project objective is to recover marketable volumes of cobalt product from tailings and mining waste. The Company is one participant in a consortium of industry sponsors for the Project and has committed to providing $200,000 overall support consisting of half monetary and half in-kind support over the expected three-year project timeline. The Company’s support equates to approximately 21% of the overall consortium-required support contribution of $950,000 toward the project. The other key participants in the consortium are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company.

Subsequent to year-end, on January 8, 2026, the Company entered into a binding earn-in and option agreement with NeoRe SpA, a privately-held Chilean Company to acquire approximately 6,300 hectares of mining concessions (the “Properties”) within the coastal belt region near Concepcion Chile with an ionic adsorption clay-style rare earth elements system enriched with yttrium, neodymium, dysprosium and terbium elements critical to defense and advanced manufacturing supply chains. If the option to acquire the mining concessions for development contributions and 6,000,000 common shares of the Company is not exercised, the Company may still earn as much as a 2% net smelter return royalty (“NSR”) on the Properties, depending on the phase of project development achieved through funding by the Company, subject to a maximum of $3,000,000USD to be contributed over an expected nine to eighteen month expected scale-up period to production. Upon exercise of the option, a definitive agreement for the acquisition of the Properties would outline the conditions precedent, project management and environmental, social and governance commitments. The Company is not obligated to proceed with the earn-in contributions or the acquisition of the Properties if its ongoing due diligence or other strategic priorities dictate otherwise, however, any amounts contributed that do not go toward the earning of an additional NSR stake are non-refundable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 6, 2024, our Audit Committee approved the dismissal of BF Borgers CPA PC (“Borgers”), which was then serving as our independent registered public accounting firm, effective immediately.

The reports of Borgers on our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that each report on our consolidated financial statements contained an explanatory paragraph regarding our ability to continue as a going concern based on our recurring losses from operations and need for additional capital to fund its current operating plan. During the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through May 6, 2024, the effective date of Borgers’ dismissal, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borgers would have caused Borgers to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On May 16, 2024, we engaged Fruci & Associates II, PLLC (“Fruci”) to serve as our independent registered public accounting firm. Our Audit Committee authorized the engagement of Fruci on May 15, 2024. During our two most recent fiscal years (ended December 31, 2023 and December 31, 2022) and the subsequent interim period (January 1, 2024 to May 16, 2024) prior to the engagement of Fruci, neither we, nor anyone on our behalf consulted Fruci with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rue 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties and lack of sufficient overall statement of internal controls over financial reporting. Currently, management contracts with an outside certified public accountant to assist us with preparation of our filings required pursuant to the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year-ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Age	Positions Held	Initial Term of Office
Duncan T. Blount	42	Chief Executive Officer, President and Board Chairperson of Chilean Cobalt	July 2022

Jim Van Horn	60	Chief Financial Officer of Chilean Cobalt	January 2022

Jeremy McCann	47	Chief Operating Officer and Secretary of Chilean Cobalt	December 2017

Andy Sloop	59	Chief Sustainability Officer and Director of Chilean Cobalt	October 2021

Fiona Clouder	64	Independent Director of Chilean Cobalt	July 2023

Ash Lazenby	41	Director of Chilean Cobalt	July 2025

Tom Diffely	60	Director of Chilean Cobalt	March 2026

Michael Caperonis	47	Director of Chilean Cobalt	March 2026

Executive Officers and Directors

Duncan T. Blount. Mr. Blount has served as our Chief Executive Officer and Board Director since July 2022, including Board Chairperson since January 2024. He has served on the Audit Committee since Mr. Blount has nearly 20 years of experience focused on global natural resources.

Prior to Chilean Cobalt, Mr. Blount served as Chief Executive Officer and Director of Decklar Resources, Inc. (TSX-V:DKL), a Canadian-listed independent oil and gas company operating in Nigeria, including the producing Oza field (OML 11) and development of the Asaramatoru field (OML 11) and Emohua field (OML 22). Prior to its rebranding, Decklar Resources, Inc. operated as Asian Mineral Resources Ltd., developer, owner, and operator of the Ban Phuc nickel-copper-cobalt mine in northern Vietnam, the country’s first modern base metals mine and production facility.

Before moving into corporate executive leadership, Mr. Blount spent a decade in investment management, specializing in natural resources in emerging markets. He held key roles at Redwheel (formerly RWC Partners Ltd.) and Everest Capital Ltd., where he managed analysis and portfolio strategies focused on commodities and natural resource assets.

Mr. Blount also serves as a Non-Executive Director of American Tungsten Corp. (CSE:TUNG; OTCQB:TUNGF), which is advancing the past-producing IMA Mine Project in Idaho, and as a member of the Advisory Board of Ocean Minerals LLC, a private deep-ocean minerals exploration and development company advancing the Moana-1 polymetallic nodule project in the Cook Islands Exclusive Economic Zone.

He holds an MBA from the Thunderbird School of Global Management in Glendale, Arizona and a BA in Language and World Trade from Samford University in Birmingham, Alabama.

Jim Van Horn, CPA. Mr. Van Horn has served as our Chief Financial Officer since January 2022. From July 2020 to December 2021, he was in between positions and focusing on family and personal wellbeing. From December 2018 to June 2020, Mr. Van Horn served as the interim CFO and Chief Compliance Officer for Sigma Investment Management Co. upon acquisition by and transition to Mercer Global Advisors. From May 2005 to December 2018, he served as the Chief Financial Officer and Chief Compliance Officer of Sigma Investment Management Co. Mr. Van Horn holds a post-baccalaureate degree in Accounting from Portland State University. Mr. Van Horn has been licensed as a CPA in the state of Oregon since 1999. Mr. Van Horn also holds a B.S. in Chemical Engineering from Oregon State University.

Jeremy McCann. Mr. McCann has served as our Chief Operating Officer, Secretary and Treasurer since December 4, 2017. Mr. McCann previously served from December 4, 2017, January 31, 2022, May 6, 2022, and April 25, 2022, respectively, as a Director, member of the audit committee, chairperson of the audit committee and member of the environmental, social and governance committee of Chilean Cobalt until his resignation from the board on July 6, 2023. Jeremy McCann is the Chief Operating Officer and a Founder of both Genlith Inc., a venture holdings company focused on new energy investments, and the Company. He has held these roles since inception in 2017. He is responsible for most U.S.-based operational aspects of our business. Prior to his current role, from 2008-2017 he was COO of Schooner Investment Group LLC., a registered investment advisor to multiple registered mutual funds. Jeremy graduated with a B.S. in Finance from McGill University in Montreal, Canada.

Andy Sloop. Mr. Sloop has served on our Board of Directors since October 21, 2021, and has served as Chief Sustainability Officer since January 17, 2025. He has served on the Audit Committee since 2022 and on the Environmental, Social and Governance Committee since 2022, becoming its Chair in 2022. In 2025, Mr. Sloop led the Board-approved adoption of the Digbee and IRMA ESG frameworks, under which the Board authorized him to oversee ESG assessments, allocate related resources, and determine the timing and appropriateness of public disclosure. Pursuant to this authorization, he served as the submission approver for our independent Digbee ESG assessment completed in July 2025. In 2026, he led the development of our Governance and ESG Framework, which the Board approved in principle.

Mr. Sloop previously served as Global Director of Zero Waste & Circularity at NIKE, Inc. from 2016 to 2024 and has served as a strategic advisor to Airbuild, a cleantech company developing microalgae-based water-purification and waste-to-value systems, since 2024. He holds a B.A. in Philosophy, Politics and Economics from Pomona College and an MBA/MPA from the Atkinson Graduate School of Management at Willamette University. He is certified as an ASQ Six Sigma Green Belt.

Ash Lazenby. Mr. Lazenby has served as our Board Director and Audit Committee member since July 24, 2025. Mr. Lazenby also has an advisory agreement with us. Mr Lazenby is a Partner at Energy Reach Partners, which provides strategic advice, commercial support and execution to companies across the global metals & minerals sector and the electrification value chain. Prior to this, Mr Lazenby served nearly eight years at Glencore, one of the world's largest commodity trading companies, principally in Critical Mineral Trading and Marketing. Between 2007 and 2015 Mr Lazenby held various roles in equity research and investment banking, advising fund managers on investment opportunities worth over $400 billion in market capitalisation. At HSBC Global Banking and Markets, he served as Director and principal analyst for commodity forecasts covering copper, nickel, and zinc. His investment banking experience at Royal Bank of Scotland and Liberum involved executing M&A advisory and strategic analysis for transactions exceeding $90 billion. Mr Lazenby holds a Master of Physics degree from the University of Oxford.

Independent Directors

Fiona Clouder. Ms. Clouder has served as our independent director since July 7, 2023 and as an independent member of the Audit Committee since March 21, 2025. Ms. Clouder also has served as an interim non-voting consultant to our environmental, social and governance committee since September 2023. Ms. Clouder has wide experience across Latin America as a diplomat and now through her work in the private sector. Ms. Clouder was the UK’s Ambassador to Chile from 2014 to 2018; and then Regional Ambassador, Latin America and Caribbean, COP26, from 2020 to 2022, driving diplomatic engagement, at the top of governments and business, for a Net Zero world. Ms. Clouder continues to focus on Latin America, business links and government relations. She is a Senior Advisor to Appian Capital Advisory and she works with the Ambassador Partnership. She is also a Distinguished Fellow of RUSI (Royal United Services Institute), Chairman of the Angio Chilean Society and a Board member of Canning House, the UK’s leading forum on Latin America.

Tom Diffely. Mr. Diffely has served as our independent director and Audit Committee member since March 19, 2026. Mr. Diffely has over 25 years of finance and equity capital markets expertise. He has spent the past 16 years at D.A. Davidson & Co., a full-service investment bank, holding roles as senior research analyst across several technology sectors and, most recently, as Director of Institutional Research. Prior to D.A. Davidson, Mr. Diffely spent 10 years in equity research at Merrill Lynch covering the semiconductor sector. Before his career on Wall Street, he held various positions in engineering and general management. Mr. Diffely holds a BS in engineering from Harvey Mudd College and an MBA from the Haas School of Business at UC Berkeley with a focus on finance and the management of technology. He is also a CFA Charterholder and held a Professional Engineer (PE) license during his time as a consulting engineer.

Michael Caperonis. Mr. Caperonis has served as our independent director and Audit Committee member since March 19, 2026. Mr. Caperonis has 25 years of finance and capital markets expertise. He has run large businesses in the financial industry, including Americas Head of Equities Trading and Global Head of Convertible bonds for Citi, Head of Credit and Equities Trading for Nomura. As part of his responsibilities in those roles, he was also involved in the pricing and syndication of numerous capital raises for various large corporations across the capital markets. After holding these executive positions for large banking institutions, Mr. Caperonis went on to be a Partner at Apollo and is currently a Portfolio Manager for a large family office. He holds a B.A. from Yale University.

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

Ash Lazenby - Our board believes that Mr. Lazenby’s qualifications to serve on our board include his extensive experience in business and financial matters and in particular his expertise in the cobalt market and cobalt trading.

Fiona Clouder - Our board believes that Ms. Clouder’s qualifications to serve on our board include her extensive experience in diplomatic matters with Chile and wider international relations in particular her expertise in business and the responsible handling of environmental, social and governance matters.

Tom Diffely – Our board believes that Mr. Diffely’s qualifications to serve on our board include his extensive experience in business and financial matters.

Michael Caperonis – Our board believes that Mr. Caperonis’ qualifications to serve on our board include his extensive experience in business and financial matters.

Board of Directors and Board Committees

We have established a quotation of our common stock on the OTCQB Marketplace of the OTC Markets under the ticker “COBA”. We are not required to comply with the corporate governance rules of a national securities exchange (such as Nasdaq or the NYSE), and instead may comply with less stringent corporate governance standards while listed on the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. As such, our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we would not otherwise be subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. We intend to avail ourselves of the less stringent corporate governance standards while listed on the OTCQB, however, we intend to work towards exchange-level governance standards as we work towards potential qualification for uplisting to a national securities exchange, while adopting applicable phase-in periods for those governance standards upon exchange application acceptance, as necessary.

Audit Committee

On January 31, 2022, our Board of Directors established the audit committee and named Jeremy McCann, Greg Levinson and Andy Sloop as members of the audit committee. On May 6, 2022, our Board of Directors adopted our audit committee charter and appointed Jeremy McCann as the Chairman of the audit committee. Greg Levinson became interim chairperson upon the resignation of Jeremy McCann from the board of directors on July 6, 2023. Duncan Blount was elected by the board on January 26, 2024 to take over the vacant position and assume the chairperson role that was formerly held by Mr. McCann. On March 21, 2025, the board resolved that the 3-person audit committee be disbanded and that until further notice the audit committee would consist of all Company directors. The audit committee will among other responsibilities, oversee our accounting and financial reporting processes and the audit of the financial statements as well as oversee the financial reporting and disclosure process. The audit committee will be responsible for selecting and retaining an independent registered public accounting firm to act as Chilean Cobalt’s independent auditors for the purpose of auditing the annual financial statements, books, records, accounts and internal controls over financial reporting. The audit committee will also set the compensation of the independent auditors, oversee the work done by the auditors, and terminate the auditors, if necessary. The audit committee will also pre-approve all audit and permitted non-audit and tax services that may be provided by the auditors or other registered public accounting firms. The audit committee will also at least annually, obtain and review a report by the auditors that describes (1) the accounting firm’s internal quality control procedures, (2) any issues raised by the most recent internal quality control review, peer review or Public Corporation Accounting Oversight Board review or inspection of the firm or by any other inquiry or investigation by governmental or professional authorities in the past five years regarding one or more audits carried out by the firm and any steps taken to deal with any such issues, and (3) all relationships between the firm and Chilean Cobalt or any of its subsidiaries; and to discuss with the independent auditors this report and any relationships or services that may impact the objectivity and independence of the auditors. The audit committee will also review, approve and oversee any transaction between Chilean Cobalt and any related person and any other potential conflict of interest situations on an ongoing basis.

Environmental, Social and Governance Committee

On April 25, 2022, our board of directors established the Environmental, Social and Governance (“ESG”) committee. On May 6, 2022, our Board of Directors adopted our ESG committee charter and appointed Andy Sloop as the Chairman of the ESG committee. Jeremy McCann left the committee upon his resignation from the board of directors on July 6, 2023, and Geraldine Barnuevo’s acceptance of her combined invitation to the board of directors and the ESG committee became effective on July 7, 2023. Ignacio Moreno passed away in September 2023. Since his passing, director Fiona Clouder has served as an interim non-voting member of the committee. On July 18, 2025, Geraldine Barnuevo resigned from the Board and ESG Committee. The current members of the ESG committee are Andy Sloop (Chairman) and Fiona Clouder (interim non-voting member).

The ESG committee oversees the development and implementation of policies, processes and strategies to assess, monitor and manage risks, responsibilities and opportunities related to: environmental impacts, labor standards, resource management, operational and supply chain resilience, socio-political issues, corporate responsibility reporting and disclosure and stakeholder engagement of Chilean Cobalt. This includes identifying emerging ESG issues or trends that could materially impact our creation of long-term sustainable value for shareholders. Additionally, the ESG committee works with our Board of Directors and management to integrate this knowledge and guidance into strategic and operational planning, crisis preparedness and risk management, corporate governance, investor and stakeholder communications, budgets, resource allocation and incentive structures.

In 2025, the Board adopted the Digbee and IRMA ESG frameworks and authorized the Chief Sustainability Officer to oversee related ESG assessments and determine the timing and appropriateness of public disclosure. Pursuant to this authorization, we completed an independent Digbee ESG assessment in July 2025. The ESG Committee oversees these activities as part of its mandate to monitor ESG-related risks and opportunities. The ESG Committee has also been briefed on the development of our Governance and ESG Framework and has discussed its intended purpose and structure, which has been approved in principle by the Board.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board is responsible for the oversight of corporate risk, including financial, operational, environmental, social, and responsible-sourcing risks. The Audit Committee oversees financial risks, including cash position, liquidity, financial reporting, and related internal controls. The Board regularly reviews operational plans, results, and potential risks related to our business, and oversees risk management as it relates to our compensation plans, policies, and practices for all employees, including executives and directors.

The ESG Committee oversees environmental, social, responsible-sourcing, and human-rights risks, including those associated with OECD-aligned due diligence, community impacts, environmental performance, and our alignment with the Glencore Supplier Code of Conduct. The ESG Committee also oversees our use of ESG assurance frameworks, including Digbee and IRMA, and reviews related findings as part of the Board’s overall risk-oversight responsibilities.

In 2026, the Board approved, in principle, our Governance and ESG Framework, which establishes the structures, oversight mechanisms, decision pathways, and evidence-capture expectations that guide the Board’s oversight of financial, operational, environmental, social, and responsible-sourcing risks. Approval in principle reflects the Board’s endorsement of the Framework’s direction, structure, and intent, while delegating the development of management-level processes and implementation details to the Executive Team. The Framework aligns our governance practices with exchange-level requirements, OECD and UN due-diligence expectations, the Glencore Supplier Code of Conduct, and the assurance methodologies used by Digbee and IRMA. The Board uses this Framework to support structured oversight, strengthen transparency, and ensure that environmental and social performance are governed with the same rigor as financial performance.

The Governance and ESG Framework also supports our financing posture by clarifying roles, escalation pathways, and documentation expectations that reduce diligence friction and strengthen the credibility of our governance, risk-management, and disclosure processes. Approval in principle allows the Framework to be used in near-term external narratives, including capital-raising, engagement with U.S. government financing agencies, and uplisting preparation, while more extensive operational implementation is intentionally sequenced to occur after our near-term financing activities.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, directors and certain contractors, including those persons responsible for financial reporting. The code of business conduct and ethics is available at our website at www.chileancobaltcorp.com/media-filings. We expect that any amendments to the code, or any waivers of its requirement, will be disclosed on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations that are applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following table also sets forth information regarding the compensation during the past two fiscal years, earned by or paid by, Chilean Cobalt to our chief executive officer, chief operating officer and chief financial officer. We refer to these individuals as our “named executive officers.”

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)		Total ($)

Compensation by Chilean Cobalt
Duncan T. Blount	2024	150,000	0	0	29,428	0	0	24,310	(1),(2)	203,738
Chief Executive Officer, President and Chairperson of the Board	2025	150,000	0	0	52,970	0	0	25,000	(1),(2)	227,970

Jeremy McCann	2024	50,001	0	0	6,295	0	0	0		56,296
Chief Operating Officer, Secretary and Treasurer	2025	50,001	0	0	8,173	0	0	0		58,174

Jim Van Horn	2024	112,000	0	0	12,591	0	0	0		124,591
Chief Financial Officer	2025	112,000	0	0	18,354	0	0	0		130,354

(1)

Mr. Blount receives the following perquisites and benefits:

ICHRA Insurance Reimbursements: For the year ended December 31, 2024, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,026 per month on average ($24,310 overall paid in 2024 for 12 months submitted during the year for reimbursement).

ICHRA Insurance Reimbursements: For the year ended December 31, 2025, under a plan maximum allowable reimbursement of $2,083 per month and with actual benefits of $2,083 per month on average ($25,000 overall paid in 2025 for 12 months submitted during the year for reimbursement).

Employment Agreements

Employment Agreement with Duncan T. Blount

On July 15, 2022, we entered into an employment agreement, with Duncan T. Blount for his services as President and Chief Executive Officer of Chilean Cobalt. The employment agreement provides for an annual base salary of $150,000 per year payable in accordance with payroll policies, an annual discretionary performance based bonus based on our overall performance and Mr. Blount’s individual performance, as well as benefits including, among others, (i) entitlement to vacation, holiday and sick leave, (ii) when offered, participation in health, life insurance, long and short term disability, dental, retirement and dental programs (iii) eligible for stock options and other equity based compensation awards under our incentive plan. The term of the employment agreement is from the date of entry until the date of termination. The employment agreement can be terminated by us at any time for any reason by giving Mr. Blount no less than sixty (60) days written notice. The employment agreement can be terminated by Mr. Blount at any time for any reason by giving us no less than sixty (60) days written notice. Additionally, the employment agreement will be terminated in the event of Mr. Blount’s death or disability on the date of such occurrence. Upon termination of the employment agreement for any reason, we will pay Mr. Blount any accrued but unpaid portion of the annual base salary through the termination date. Pursuant to the terms of the employment agreement, Mr. Blount is not permitted during the term of the employment agreement to directly or indirectly become an employee, director, consultant, partner, shareholder or adviser, or otherwise become affiliated with any entity which provides the same or similar services and/or products as Chilean Cobalt. Additionally, for a period of six months after the termination of the employment agreement, Mr. Blount may not directly or indirectly solicit or hire or encourage the solicitation or hiring of any person who was an employee of Chilean Cobalt at any time (unless more than nine months has elapsed between the last day of such person’s employment by Chilean Cobalt and the first date of such solicitation or hiring).

Other than the foregoing, we have not entered into any employment agreements with other named executive officers at this time.

Elements of Compensation

Messrs. Blount, McCann and Van Horn were provided with the following primary elements of compensation in 2024 and 2025:

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

Messrs. Blount, McCann and Van Horn’s base salary for 2024 and 2025 from Chilean Cobalt, is listed in “—Summary Compensation Table.”

Grants – Stock Options or Restricted Stock Awards

For the fiscal year ended December 31, 2024 and 2025, we granted equity awards under the Chilean Cobalt Corp. 2023 Equity Incentive Plan as discussed in detail below under “Compensation Plans” and the amounts paid to Messrs. Blount, McCann and Van Horn of these benefits is reflected above in the “—Summary Compensation Table” section under the “Option Awards” heading.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company’s board typically grants annual equity awards during scheduled meetings, independent of MNPI releases. Awards are not timed to coincide with MNPI, and the Company did not intentionally align MNPI releases to influence compensation during the years ended December 31, 2025, and December 31, 2024.

Name	Grant Date	Securities Underlying Options (Shares)	Exercise Price (per Share)	Grant Date Fair Value	% Change in Closing Price (1)
Duncan Blount (PEO)	January 17, 2025	200,000	$0.50	$80,398	0%
Jim Van Horn (CFO)	January 17, 2025	60,000	$0.50	$24,119	0%
Jeremy McCann (COO)	January 17, 2025	25,000	$0.50	$10,050	0%

Option Exercises

There were no options exercised by our executive officers during the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer who served during 2025, and each person who served as an executive officer of the Company as of December 31, 2025:

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price (per share)	Option expiration (Date)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Duncan T. Blount, CEO	450,000	–	450,000	$0.20	7/15/2032	–	–	–	–
	150,000	–	150,000	$0.20	7/28/2032	–	–	–	–
	300,000	–	300,000	$0.26	7/1/2033	–	–	–	–
	100,000	100,000	200,000	$0.50	1/17/2035	–	–	–	–

James T. Van Horn, CFO	600,000	–	600,000	$0.20	5/24/2032	–	–	–	–
	150,000	–	150,000	$0.26	7/1/2033	–	–	–	–
	30,000	30,000	60,000	$0.50	1/17/2035	–	–	–	–

Jeremy McCann, COO	750,000	–	750,000	$0.20	5/24/2032	–	–	–	–
	75,000	–	75,000	$0.26	7/1/2033	–	–	–	–
	12,500	12,500	25,000	$0.50	1/17/2035	–	–	–	–

No Pension Benefits

We do not maintain any plan that provides for payments or other benefits to its executive officers at or in conjunction with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Other Benefits

For the fiscal years ended December 31, 2024 and 2025, Mr. Blount was provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include health insurance reimbursements. These amounts paid to Mr. Blount in 2024 and 2025 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

Compensation Plans

Our board of directors and shareholders adopted and approved on April 26, 2022 and April 29, 2022, respectively, the Chilean Cobalt Corp. 2022 Equity Incentive Plan (the “2022 Plan”), effective April 29, 2022. The 2022 Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. We reserved a total of 5,850,000 shares of common stock for issuance under the Plan. As of December 31, 2025, the Board of Directors issued options to purchase an aggregate of 5,705,004 shares of Common Stock under the Plan and after forfeitures there are 5,611,254 options issued and exercisable to purchase 5,611,254 shares of Common Stock.

Our board of directors and shareholders adopted and approved on June 29, 2023 and June 30, 2023, respectively, the Chilean Cobalt Corp. 2023 Equity Incentive Plan (the “2023 Plan”), effective June 29, 2023. The 2023 Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. We reserved a total of 1,963,746 shares of common stock for issuance under the Plan. As of December 31, 2025, the Board of Directors issued options to purchase an aggregate of 1,870,000 shares of Common Stock under the Plan and after forfeitures there are 1,566,250 options issued and exercisable to purchase 1,566,250 shares of Common Stock.

Our board of directors and shareholders adopted and approved on August 27, 2025, the Chilean Cobalt Corp. 2025 Equity Incentive Plan (the “2025 Plan” and collectively with the 2022 Plan and 2023 Plan, (the “Plans”)), effective August 27, 2025. The 2025 Plan provides incentives to eligible employees, officers, directors and consultants in the form of restricted stock, incentive stock options, non-qualified stock options and other equity grants. We reserved a total of 5,000,000 shares of options, rights, stock units for issuance under the 2025 Plan. As of December 31, 2025, the Board of Directors issued restricted stock units equivalent to the purchase of an aggregate of 500,000 shares of Common Stock under the Plan.

The Plan Administrator (which is the Board of Directors or a committee or other person(s) appointed or designated by the Board) has the authority to administer the Plans and determine, among other things, the interpretation of any provisions of the Plan, the eligible employees who are granted restricted stock, options, the number of options that may be granted, vesting schedules, and option exercise prices. Our stock options have a contractual life not to exceed ten years. We issue new shares of common stock upon exercise of stock options.

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

Issuance of Stock Options under 2022 Plan

On May 24, 2022, we granted options to purchase an aggregate of 2,475,000, 1,200,000, and 1,350,000 shares of common stock at an exercise price of $0.20 per share to officers/management, advisors, and directors, respectively, of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on June 30, 2022 and options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

On June 1, 2022, we granted options to purchase an aggregate of 80,004 shares of common stock at an exercise price of $0.20 per share to an advisor of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on August 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

On July 15, 2022, we granted options to purchase an aggregate of 450,000 shares of common stock at an exercise price of $0.20 per share to an officer/director of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, and June 30, 2023.

On July 28, 2022, we granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.20 per share to an officer/director of the Company in recognition of his services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024.

Kevin Russell resigned as director of the Company effective November 3, 2022, and on the same date forfeited options to purchase 93,750 shares of our common stock held by Mr. Russell, which were part of the options to purchase 1,350,000 shares of our common stock granted to directors on May 24, 2022, as described above.

Issuance of Stock Options under 2023 Plan

On July 1, 2023, we granted options to purchase an aggregate of 525,000, and 225,000 shares of common stock at an exercise price of $0.26 per share to officers/management and directors, respectively, of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

On July 7, 2023, we granted options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.26 per share to directors of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on October 1, 2023, January 1, 2024, April 1, 2024, July 1, 2024, October 1, 2024, January 1, 2025, April 1, 2025, and July 1, 2025.

On January 25, 2024, we granted options to purchase an aggregate of 75,000 shares of common stock at an exercise price of $0.26 per share to advisors of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

On February 13, 2024, we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.26 per share to an advisor of the Company in recognition of their services to us. Such granted options are subject to graduated vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

On January 17, 2025, we granted options to purchase an aggregate of 395,000; 150,000; 25,000; and 75,000 shares of common stock at an exercise price of $0.50 per share to officers/management, directors, advisors and advisory board members, respectively, of the Company in recognition of their services to us. Such granted options for officers/management, directors and advisors are subject to graduated vesting in the following installments on each of the following dates: options to purchase 12.5% of granted shares on March 31,2025, June 30, 2025, September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026. Such granted options for advisory board members are subject to vesting in the following installments on each of the following dates: options to purchase 25% of granted shares on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

Geraldine Barnuevo resigned as director of the Company effective July 18, 2025, and on the same date forfeited options to purchase 56,250 shares of our common stock held by Ms. Barnuevo, which were part of the options to purchase 150,000 shares of our common stock granted to directors on January 17, 2025, as described above.

On July 29, 2025, we granted options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.37 per share to a director of the Company in recognition of their expected future services to us. Such granted options immediately vest on the award date.

Issuance of Stock Options and Restricted Stock Units under 2025 Plan

On August 28, 2025, we granted restricted stock units equating to 500,000 shares of common stock to a director / advisor of the Company in recognition of their expected future services to us. Such granted restricted stock units are subject to vesting at the two-year anniversary of the underlying advisory agreement on July 27, 2027, assuming the director / advisor is still providing advisory services on the vesting date and the restricted stock unit vesting hasn’t already been accelerated by the discretion of the plan administrator.

Director Compensation

Historically, our directors have not received cash-based compensation for their service. As indicated in the sections covering Equity Incentive Plan Awards, for the first time in 2022, again in 2023 and again in 2025 non-employee directors received awards of non-statutory stock options and employee directors received awards of incentive stock options, all of which would be fully vested as of December 31, 2026, other than options that have been forfeited as described in the Compensation Plans section above. The use of option awards is the anticipated method for director compensation into the foreseeable future, at least until such time as we start generating revenue. At such point in time or sooner as deemed necessary, we will establish a corporate governance committee which will review and make recommendations to the board regarding compensation of directors, including monetary compensation and equity-based plans. We will continue to reimburse our non-employee directors for reasonable and necessary travel expenses incurred in attending board and committee meetings along with other meetings and occasions for the benefit of the Company.

2025 Director Compensation Table

The following table sets forth information concerning the compensation earned or paid to certain of our non-employee directors during and as of the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Levinson	–	–	–	–	–	–	–
Andy Sloop(1)	–	–	40,199	–	–	–	40,199
Geraldine Barnuevo(2)	–	–	7,537	–	–	–	7,537
Fiona Clouder	–	–	30,149	–	–	–	30,149
Ash Lazenby(3)	–	217,500	15,985	–	–	–	233,485

(1)

Mr. Sloop was hired as Chief Sustainability Officer of Chilean Cobalt on January 17, 2025 and while still a director as of the time of this filing, he is no longer a non-employee as of January 17, 2025.

(2)	Ms. Barnuevo resigned from the board effective July 18, 2025, therefore, the amount for “Option Awards” reflected in the table above is the pro-rata vested value on the date of termination for the intrinsic value of the options compensation on the date awarded.

(3)	Mr. Lazenby is a director and advisor to the Company. Under his role as advisor, Mr. Lazenby was awarded 500,000 restricted stock units (“RSU’s”) that vest on the two-year anniversary of the advisory agreement, which is July 27, 2027, as long as advisory services are still being provided at that time and the Plan administrator hasn’t elected to accelerate the vesting for those RSU’s. The $217,500 reflected under “Stock Awards” in the table above is based on the price of our stock as of the date of the award, which was $0.435 per share.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant performance-based stock options in the future, if the Board in its sole determination believes such grants would be in our best interests.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in our best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support our long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock at March 31, 2026, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Chilean Cobalt Corp., 1199 Lancaster Ave, Suite 107, Berwyn, Pennsylvania 19312. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 56,409,930 shares of our common stock outstanding as of March 31, 2026.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person we determined this in accordance with Rule 13d-3(d) promulgated by the SEC under the Exchange Act and we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 31, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Voting Shares Beneficially Owned
Name of Beneficial Owner	Common Stock		Total Voting Power%
Directors and Named Executive Officers:
Greg Levinson (1)	5,637,687	9.99%	9.99%
Duncan T. Blount (2)	1,130,000	2.00%	2.00%
Jim Van Horn (3)	824,511	1.46%	1.46%
Jeremy McCann (4)	1,464,803	2.60%	2.60%
Andy Sloop (5)	931,132	1.65%	1.65%
Geraldine Barnuevo (6)	168,750	0.30%	0.30%
Fiona Clouder (7)	196,875	0.35%	0.35%
Ash Lazenby (8)	50,000	0.09%	0.09%
Tom Diffely (9)	2,783,054	4.93%	4.93%
Michael Caperonis (10)	4,482,632	7.95%	7.95%
All named executive officers and directors as a group (8 persons)	10,403,758	18.44%	18.44%

5% Stockholders:
Harsh Padia (11)	9,642,378	17.09%	17.09%
Cobalt Chile SpA	4,500,000	7.98%	7.98%
Madesal SpA	4,000,000	7.09%	7.09%
Kevin Russell (12)	3,815,441	6.76%	6.76%

(1)	Greg Levinson is a former director of the Company. Includes (1) 4,662,687 shares of common stock held by Mr. Levinson in his name and (2) 975,000 shares of common stock issuable upon exercise of options held by Mr. Levinson, which are exercisable within 60 days.

(2)	Duncan T. Blount is the Chairman of the Board, Chief Executive Officer and President of the Company. Includes (1) 105,000 shares of common stock held by Mr. Blount in his name and (2) 1,025,000 shares of common stock issuable upon exercise of options held by Mr. Blount and which are exercisable within 60 days.

(3)	Jim Van Horn is the Company’s Chief Financial Officer. Includes (1) 37,011 shares of common stock in his name and (2) 787,500 shares of common stock issuable upon exercise of options held by Mr. Van Horn and which are exercisable within 60 days.

(4)	Jeremy McCann is the Company’s Chief Operating Officer. Includes (1) 624,178 shares of common stock held by Odouble Holdings, LLC over which Mr. McCann has voting and dispositive control and (2) 840,625 shares of common stock issuable upon exercise of options held by Mr. McCann, which are exercisable within 60 days.

(5)	Andy Sloop is the Company’s Chief Sustainability Officer and director of the Company. Includes (1) 193,632 shares of common stock and (2) 737,500 shares of common stock issuable upon exercise of options held by Mr. Sloop, which are exercisable within 60 days.

(6)	Geraldine Barnuevo is a former director of the Company. Includes 168,750 shares of common stock issuable upon exercise of options held by Ms. Barnuevo, which are exercisable within 60 days.

(7)	Fiona Clouder is a director of the Company. Includes 196,875 shares of common stock issuable upon exercise of options held by Ms. Clouder, which are exercisable within 60 days.

(8)	Ash Lazenby is a director of the Company and advisor to the Company. Includes 50,000 shares of common stock issuable upon exercise of options held by Mr. Lazenby, which are exercisable within 60 days.

(9)	Tom Diffely is a director of the Company. Includes 2,783,054 shares of common stock held by Mr. Diffely in his name.

(10)	Michael Caperonis is a director of the Company. Includes 4,482,632 shares of common stock held by Mr. Caperonis in his name.

(11)	Includes (1) 4,242,807 shares held by Mr. Padia in his name, (2) 2,999,571 shares held by RXR T1 LLC over which shares Mr. Padia has voting and dispositive control and (3) 2,400,000 shares held by RXR T2 LLC over which shares Mr. Padia has voting and dispositive control.

(12)	Includes (1) 3,759,191 shares of common stock held by Mr. Russell in his name and (2) 56,250 shares of common stock issuable upon exercise of options held by Mr. Russell which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Currently, our Audit Committee and Board of Directors is and will be responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

•	Any of our directors, director nominees or executive officers;

•	Any beneficial owner of more than 5% of our outstanding stock; and

•	Any immediate family member of any of the foregoing.

The Audit Committee in its capacity as the Board of Directors will review any financial transaction, arrangement or relationship that:

•	Involves or will involve, directly or indirectly, any related party identified above;

•	Would cast doubt on the independence of a director;

•	Would present the appearance of a conflict of interest between us and the related party; or

•	Is otherwise prohibited by law, rule or regulation.

The audit committee will review each such transaction, arrangement or relationship to determine whether a related party has had, has or expects to have a direct or indirect material interest. Following its review, the audit committee in conjunction with the Board of Directors will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the audit committee or the Board of Directors who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the audit committee and the Board of Directors member will provide all material information concerning the transaction to the audit committee and the Board of Directors.

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction from January 1, 2024 through the year ended December 31, 2025 and each currently proposed transaction in which:

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

We signed an advisory agreement with director Ash Lazenby on July 28, 2025, pursuant to which he was awarded 500,000 restricted stock units on August 28, 2025, that vest in two years from the date of the advisory agreement, if the Plan administrator has not elected to accelerate the vesting and advisory services are still being provided by Mr. Lazenby at July 27, 2027. The decision to appoint Mr. Lazenby as director and to execute an advisory agreement, including the compensation that would be applicable, were made at arm’s length, prior to him becoming director and with the approval of the board of directors, and those same directors acting concurrently in their role as the audit committee.

On January 8, 2026, we entered into a binding earn-in and option agreement with NeoRe SpA as further described in Note 9. “Subsequent Events”. NeoRe SpA is majority-owned by Madesal Mineria SpA and Madesal Mineria SpA is majority-owned by Madesal SpA, a more than 5% beneficial owner of our capital stock. The board of directors, and those same directors acting concurrently in their role as the audit committee, approved the terms of the original letter of intent that directed the terms for the binding agreement and considered those terms to be arm’s length in nature without any undue influence in spite of the related nature of the counter-party (NeoRe SpA) and its related party (Madesal SpA).

We intend to enter into indemnification agreements with or have contractual obligations to provide indemnification to each of our directors and intend to enter into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of us or that person’s status as a member of our Board of Directors to the maximum extent allowed under Nevada law. Also, we refer you to Note 9. “Related Party Activity”.

Consistent with our corporate governance practices as described above, our Board has determined that, as of the date of this Annual Report on Form 10-K, three out of the six members of our Board are “independent,” namely Fiona Clouder, Tom Diffely and Michael Caperonis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 13, 2024, our Audit Committee on behalf of the Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as our independent registered public accounting firm to replace BF Borgers CPA PC (“Borgers”), who had been sanctioned and became unable to appear before the Securities and Exchange Commission.

The following table shows the fees that were billed for the audit and other services provided by Fruci and Borgers for the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees (1)	$64,000	$81,500
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	195	0
Total	$64,195	$81,500

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of our quarterly financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include historical audits of the businesses acquired, consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

(3)	Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Chilean Cobalt Corp. filed with Nevada Secretary of State on December 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.2	Bylaws of Chilean Cobalt Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

3.3	Articles of Amendment filed with Nevada Secretary of State on May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2023).

4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Chilean Cobalt Corp. filed December 28, 2017 with the Secretary of State of Nevada (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

4.2	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, dated as of December 23, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2025).

4.3

Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, dated as of December 29, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2025).

10.1+	Chilean Cobalt Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.2+	Advisory Agreement, dated January 1, 2022 between BACO MINING SPA (“BACO”), and Ignacio Moreno, the manager of BACO and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.3+	Employment Agreement, dated July 15, 2022 between Duncan Blount and Chilean Cobalt Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

10.4+	Chilean Cobalt Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.5+	Form of Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2023).

10.6	Form of Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

10.7	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2025).

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2025).

14.1	Code of Ethics adopted on March 25, 2024 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2024).

19.1	Insider Trading Policy adopted on April 22, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed with the Commission on April 2, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 14, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: March 31, 2026	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chairperson of the Board of Directors and Chief Executive Officer (principal executive officer)

Dated: March 31, 2026	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: March 31, 2026	By:	/s/ Andy Sloop, Director
Andy Sloop, Director

Dated: March 31, 2026	By:	/s/ Fiona Clouder
Fiona Clouder, Director

Dated: March 31, 2026	By:	/s/ Ash Lazenby
Ash Lazenby, Director

Dated: March 31, 2026	By:	/s/ Tom Diffely
Tom Diffely, Director

Dated: March 31, 2026	By:	/s/ Michael Caperonis
Michael Caperonis, Director

