Form 10-Q
period 2026-03-31
Chilean Cobalt Corp.
filed 2026-05-20
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 57,972,430 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of May 20, 2026.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$1,867,693	$2,772,082
Prepaid expenses	227,560	72,231
Total current assets	2,095,253	2,844,313
Other Asset	483,598	–
Property and equipment, net	2,958	2,958
Total assets	$2,581,809	$2,847,271

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,377	$35,388
Accrued service expenses	6,992	15,044
Total current liabilities	64,369	–
Total liabilities	64,369	50,432

Commitments and contingencies	–	–

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 56,409,930 and 56,409,930 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,641	5,641
Additional paid-in capital	39,244,374	39,191,565
Accumulated other comprehensive income	241,744	245,585
Accumulated deficit	(36,974,319)	(36,645,952)
Total stockholders’ equity	2,517,440	2,796,839
Total liabilities and stockholders’ equity	$2,581,809	$2,847,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Months Ended	Three-Months Ended
	March 31,	March 31,
	2026	2025

Revenues	$–	$–
Cost of mineral exploration	–	–
Gross profit	–	–
Operating expenses:
Cost of mineral exploration	22,000	–
General and administrative	355,975	339,657
Foreign currency transaction loss	778	2,172
Total operating expenses	378,753	341,829
Loss from operations	(378,753)	(341,829)

Income from other sources	32,835	–
Interest income	17,551	7,531
Loss before income taxes	(328,367)	(334,298)

Net loss	$(328,367)	$(334,298)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted share count	56,409,930	43,502,145

Comprehensive loss:
Net loss	$(328,367)	$(334,298)
Foreign currency translation adjustments	(3,841)	2,477
Comprehensive loss	$(332,208)	$(331,821)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2024	724,420	$72	43,285,716	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545
Issuance of Series B Convertible Preferred Stock	1,497,805	150	–	–	673,862	–	–	674,012
Foreign currency translation	–	–	–	–	–	2,477	–	2,477
Stock based compensation	–	–	–	–	55,216	–	–	55,216
Net loss	–	–	–	–	–	–	(334,298)	(334,298)
Balances at March 31, 2025	2,222,225	$222	43,502,145	$4,350	$34,294,243	$253,247	$(33,717,110)	$834,952

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2025	–	$–	56,409,930	$5,641	$39,191,565	$245,585	$(36,645,952)	$2,796,839
Foreign currency translation	–	–	–	–	–	(3,841)	–	(3,841)
Stock based compensation	–	–	–	–	52,809	–	–	52,809
Net loss	–	–	–	–	–	–	(328,367)	(328,367)
Balances at March 31, 2026	–	$–	56,409,930	$5,641	$39,244,374	$241,744	$(36,974,319)	$2,517,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three-Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(328,367)	$(334,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	52,809	55,216
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(164,573)	(31,043)
Accounts payable and accrued liabilities	14,349	38,904
Net cash used in operating activities	(425,782)	(271,221)

Cash flows from investing activities:
Cash paid toward purchase of NSR Royalty Asset	(483,598)	–
Net cash (used in) investing activities	(483,598)	–

Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	–	747,443
Net cash provided by financing activities	–	747,443

Effect of foreign exchange rate on cash	4,991	599
Net increase (decrease) in cash	(904,389)	476,821
Cash at beginning of period	2,772,082	331,309
Cash at end of period	$1,867,693	$808,130

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of March 31, 2026, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the three-month period ended March 31, 2026, the Company reported a net loss of $328,367, and had an accumulated deficit of $36,974,319 as of March 31, 2026.

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

With a cash balance of $1,867,693 as of March 31, 2026, and the recent capital raise of $2,500,000 as also discussed in Footnote 10. Subsequent events, the Company is well positioned to further its strategic objectives, but depending on pace of project development and success in raising capital, may not have sufficient financial resources to continue its operations for the next 12 months, in spite of the existing cash balance and capital raised. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising sufficient capital to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted earnings per share for all periods presented was calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. As of the three-month period ended March 31, 2026 and 2025, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	March 31, 2026	March 31, 2025
Shares issuable upon conversion of Series B Convertible Preferred Stock	–	2,222,225
Shares issuable upon vesting of Restricted Stock Units	500,000	–
Shares issuable upon exercise of stock options	7,239,379	7,431,254
Total	7,739,379	9,653,479

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of March 31, 2026 and December 31, 2025, the Company’s cash balances were $1,867,693 and $2,772,082, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Subscriptions Receivable and Stock Compensation

The Company typically reflects subscriptions receivable in stockholders’ equity, unless there is substantial evidence of the intent and ability of the subscriber to pay the amounts in a reasonable amount of time, in which case the subscriptions receivable are instead reflected as an asset on the balance sheet. There were no subscriptions receivable as of March 31, 2026, or December 31, 2025.

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

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of VAT Tax to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of March 31, 2026 and December 31, 2025, because the Company’s ability to engage in sales activity necessary to recover VAT taxes paid in on its expenditures is currently indeterminable.

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

Drilling and related costs at our properties as of and for the three-months ended March 31, 2026 and March 31, 2025, respectively, did not meet our criteria for capitalization.

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

During the three-months ended March 31, 2026 and 2025, we recorded $-0- and $-0-, respectively, impairment losses in those periods. Baltum presently owns 6,377 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $10.7 million on the Company’s facilities located in the San Juan mining district of Chile, based on the lack of reliability of and availability of independent valuations for these unique assets, as necessary to substantiate their value for financial statement purposes. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that is more likely than not (meaning more than 50%) that the asset is impaired.

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of March 31, 2026 and December 31, 2025, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. There were no material transaction and remeasurement gains for the three-months ended March 31, 2025 and 2026, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the three-months ended March 31, 2026.

Concentration of Credit Risk and of Significant Vendors

The Company maintains cash balances at financial institutions in the United States and Chile. The Company holds all cash balances at accredited financial institutions, in amounts that exceed federally insured limits in the United States of America. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

4.	Other Asset

Under the terms of the January 8, 2026 Binding Earn-in and Option Agreement (the “NeoRe Agreement”) between the Company and NeoRe SpA (“NeoRe”) related to the NeoRe Rare Earth Project in Southern Chile (the “NeoRe Project”), an agreed upon budget was developed whereby the Company pays the monthly budgeted amounts to NeoRe towards the accomplishment of tranche 1 and tranche 2 objectives, whether performed in sequence or in parallel, subject to a contribution cap of $1.5 million per tranche. Upon achieving the tranche objectives or meeting the contribution cap, the Company earns a 1% NSR royalty toward the NeoRe Project for each of tranche 1 and/or tranche 2, and thereby a potential 2% NSR royalty overall. Therefore, each contribution is recorded as an Other Asset, such that upon earning and evidencing registration of a 1% or 2% NSR royalty, the aggregate contribution amounts would either form the cost basis upon 3rd-party acquisition of the NSR royalty or amortized over the life of the production from the NeoRe Project that generates NSR Royalty income, if applicable. The Company is not obligated to make further contributions, but would then be subject to the potential of losing the contributions made toward the tranche 1 and/or tranche 2 NSR royalty, if not already fully earned.

As of March 31, 2026 and March 31, 2025, $483,598 and $-0- had been paid against contingent consideration for tranche 1. Therefore, as of March 31, 2026, this leaves a capped maximum of $1,016,402 of contingent consideration for the full acquisition of the tranche 1 1% NSR royalty asset. As of March 31, 2026, it is possible that the Company will continue toward the acquisition of the tranche 2 1% NSR royalty asset, subjecting it to an additional capped maximum of $1,500,000 of contingent consideration. However, there can be no assurance that the Company will proceed, or if it elects to proceed, that it can obtain the necessary financing on reasonable terms.

Under the terms of the NeoRe Agreement, the Company may elect to proceed with tranche 3 of the NeoRe Project, and if so, a definitive agreement would be executed with the terms for the Option to acquire the NeoRe Project as outlined in the NeoRe Agreement. If elected, the Company would surrender its earned NSR royalties, issue to the owners of NeoRe the appropriate number of shares of common stock of the Company and take ownership of the NeoRe Project by asset purchase, share purchase, merger or other mutually agreed upon acquisition structure. There are also provisions for bonus shares of the Company’s common stock to be issued, if NeoRe meets certain permitting and production targets. In addition, upon acquiring the NeoRe Project, the Company would be responsible to third-parties for NeoRe introduction fees and warrants issued by NeoRe prior to the execution of the NeoRe Agreement. Currently, the acquisition of the NeoRe Project is still considered a remote possibility.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Property and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the three-months ended March 31, 2026 and March 31, 2025, amounted to $-0- and $-0-, respectively. Loss on retirement of assets for the three-months ended March 31, 2026 and March 31, 2025, amounted to $-0- and $-0-, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Service fees	$2,765	$12,500
Employee benefits	2,100	2,100
Supplies	1,325	–
Other	802	444
Total accrued expenses	$6,992	$15,044

7.	Stockholders’ Equity

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

On December 26, 2024, a Certificate of Designations was approved by the board of directors that authorized the issuance of 2,600,000 shares of Series B Convertible Preferred Stock. On December 29, 2024, an amended and restated Certificate of Designations was approved by the board of directors that authorized the issuance of 2,900,000 shares of Series B Convertible Preferred Stock (an increase of 300,000 shares), among other terms and conditions. The Certificate of Designations provided for anti-dilution protection and included a provision that all shares of Series B Convertible Preferred Stock will convert to their common stock equivalent, at a ratio of one share of Series B Convertible Preferred Stock equals one share of Common Stock, subject to adjustments for dividends, splits and/or anti-dilution, as of December 31, 2025. All 2,407,785 shares of Series B Convertible Preferred Stock converted to common stock on December 31, 2025.

2025 Issuances:

During the year ended December 31, 2025, the Company issued the following shares of preferred stock:

•	1,683,365 shares of Series B Convertible Preferred Stock were issued to investors at $0.45 per share for total proceeds of $757,514. In addition, $73,431 of Subscriptions Receivable were received in cash for an overall total of $830,945 cash received in 2025.

2026 Issuances:

During the three-months ended March 31, 2026, the Company issued no shares of preferred stock.

There were no shares of Series A Convertible Preferred Stock outstanding as of March 31, 2026, or December 31, 2025, and no shares of Series B Convertible Preferred Stock outstanding as of March 31, 2026, and December 31, 2025, respectively.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2026 and December 31, 2025, there were 56,409,930 and 56,409,930 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2025 Issuances:

During the year ended December 31, 2025, the Company issued the following shares of common stock:

•	4.5 million shares of common stock were issued to Cobalt Chile SpA on September 12, 2025, on behalf of Baltum, for it to acquire 30 full-exploitation mining concessions at the fair value price on the date of issuance of $0.42 per share, which equates to a total acquisition value of $1,890,000, as reflected in the supplemental disclosure of non-cash financing activities in the financial statements.
•	6 million shares of common stock were issued to Madesal SpA (4 million shares) and Glencore Ltd (2 million shares) on December 2, 2025, at the fair value price on the date of issuance of $0.50 per share for total gross proceeds of $3,000,000, and after reducing for $247,500 of direct and incremental costs of the raise, there were net proceeds of $2,752,500.
•	2,407,785 shares of Series B Convertible Preferred Stock were converted at one share of common issued for every one share of Series B Convertible Preferred Stock tendered on December 31, 2025, as indicated previously in the “Preferred Stock” section above.

2026 Issuances:

During the three-months ended March 31, 2026, the Company issued no shares of common stock.

Stock Options and Restricted Stock Units

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of March 31, 2026. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board of directors adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its common stock at prevailing fair value exercise prices at the time of each award. There were 1,870,000 options to purchase 1,870,000 shares of its common stock awarded under the 2023 Plan as of March 31, 2026. The purposes of the 2023 Plan were (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On July 24, 2025, the board of directors approved, and by shareholder consent achieved on August 27, 2025, the shareholders adopted the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which allows awards for up to 5,000,000 shares of its common stock to be awarded in various equity incentive formats at prevailing fair value exercise prices at the time of each award. There were 500,000 Restricted Stock Units (RSUs) related to its common stock awarded under the 2025 Plan as of March 31, 2026. The purposes of the 2025 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

Stock Options:

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of March 31, 2025	As of March 31, 2026
Expected dividend yield	0.00%	0.00%
Expected stock volatility (a)	110.43%	129.10%
Risk-free interest rate	4.027%	3.625%
Expected life of options (years)	3.00 - 5.00	3.00 - 5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value range per option issued	$0.3405 - 0.4020	$0.3197 - 0.3197

(a)	At the time of determination of expected stock volatility, the Company’s securities were trading over-the-counter as an OTCQB traded stock, but for less than two years and under limited trading volume such that calculated volatility based solely on the Company’s volatility isn’t necessarily indicative of the expected volatility over the expected life of the options and RSUs. Therefore, the expected stock volatility was estimated using three public companies in the same industry as the Company and calculating an equal-weighted and blended volatility of the Company’s volatility and the volatility of those three believed-to-be-representative companies over the same period.

During the three-months ended March 31, 2026, and March 31, 2025, the Company recorded option-related stock-based compensation expenses of $24,604 and $55,216, respectively. As of March 31, 2026, the unamortized stock option expense was $73,812. The Company’s stock options had an intrinsic value of $12,218,382, based on the OTCQB published closing price for (OTCQB: COBA) of $1.880 per share as of March 31, 2026, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at March 31, 2026, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	6,661,254	$0.21
Issued	125,000	$0.26
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, December 31, 2024	6,786,254	$0.21
Issued	645,000	$0.49
Expired/Forfeited	(56,250)	$0.50
Exercised	–	n/a
Balance, December 31, 2025	7,425,004	$0.23
Issued	–	n/a
Expired/Forfeited	–	n/a
Exercised	–	n/a
Balance, March 31, 2026	7,425,004	$0.23

The Company has the following options outstanding and exercisable at March 31, 2026 and 2025:

		March 31, 2026				March 31, 2025
Issue Date	Expiry Date	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life
May 24, 2022	May 24, 2032	$0.20	4,931,250	4,931,250	6.16	$0.20	4,931,250	4,931,250	7.16
June 1, 2022	June 1, 2032	$0.20	80,004	80,004	6.18	$0.20	80,004	80,004	7.18
July 15, 2022	July 15, 2032	$0.20	450,000	450,000	6.30	$0.20	450,000	450,000	7.30
July 28, 2022	July 28, 2032	$0.20	150,000	150,000	6.33	$0.20	150,000	150,000	7.33
July 1, 2023	July 1, 2033	$0.26	750,000	750,000	7.26	$0.26	750,000	412,500	8.26
July 7, 2023	July 7, 2033	$0.26	300,000	300,000	7.28	$0.26	300,000	150,000	8.28
January 25, 2024	January 25, 2034	$0.26	75,000	75,000	7.83	$0.26	75,000	56,250	8.83
February 13, 2024	February 13, 2034	$0.26	50,000	50,000	7.88	$0.26	50,000	37,500	8.88
January 17, 2025	January 17, 2035	$0.50	588,750	403,125	8.81	n/a	645,000	90,000	9.81
July 29, 2025	July 29, 2035	$0.37	50,000	50,000	9.34	n/a	–	–	n/a
Totals and Weighted Averages Outstanding		$0.23	7,425,004	7,239,379	6.59	$0.21	7,431,254	6,632,504	7.58

The Company’s board of directors typically grants annual equity awards during scheduled meetings, independent of MNPI releases. Awards are not timed to coincide with MNPI, and the Company did not intentionally align MNPI releases to influence compensation during the three-months ended March 31, 2026 and March 31, 2025.

Name	Grant Date	Securities Underlying Options (Shares)	Exercise Price (per Share)	Grant Date Fair Value	% Change in Closing Price
Duncan Blount (CEO)	January 17, 2025	200,000	$0.50	$80,398	0%
Jim Van Horn (CFO)	January 17, 2025	60,000	$0.50	$24,119	0%
Jeremy McCann (COO)	January 17, 2025	25,000	$0.50	$10,050	0%

Restricted Stock Units (RSUs):

The fair value of the 500,000 RSUs granted was $217,500, based on the closing price of $0.435 per share on the grant date of August 28, 2025.

During the three-months ended March 31, 2026 and March 31, 2025, the Company recorded RSU-related stock-based compensation expenses of $28,205 and $-0-, respectively. As of March 31, 2026, the unamortized RSU expense was $150,088. The Company’s RSUs had an intrinsic value of $940,000, based on the OTCQB published closing price of $1.88 per share as of March 31, 2026, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

8.	Commitments and Contingencies, Indemnification Agreements

On January 6, 2026, CORFO (the Chilean Economic Development Agency) officially announced the selection of the project entitled “Sustainable Cobalt: A Semi-Industrial Validation of the Green Cobalt Biotechnological Process Integrated with an Extractive Metallurgical Strategy Focused on Tailings and Circular Mining” (the “CORFO Project”) for a $3,000,000 R&D Contribution (the “Grant”), which is to be funded by Albemarle Limitada under agreement with CORFO to support research and development programs vetted and approved by CORFO. The CORFO Project objective is to recover marketable volumes of cobalt product from tailings and mining waste. The Company is one participant in a consortium of industry sponsors for the CORFO Project and has committed to providing $200,000 overall support consisting of half monetary and half in-kind support over the expected three-year project timeline. The Company’s support equates to approximately 21% of the overall consortium-required support contribution of $950,000 toward the CORFO Project. The other key participants in the consortium are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company.

The consortium arrangement is considered an executory contract under ASC Topic 440, Commitments (“ASC 440”), which only allows for a liability to be recorded when performance occurs. As there has been no tangible progress on the project as of March 31, 2026, there has been no performance and no liability applicable for this commitment under ASC 440. When project progress is applicable, the Company will record an appropriate liability and expense to research and development for the prorated progress toward project completion. As payments in cash or in-kind are made toward the obligation, they will be recorded as a credit to cash or expense with a corresponding debit to the progress liability. As of March 31, 2026, there have been no cash or in-kind payments toward the project. There has been no formal commitment payment schedule provided to the Company by the consortium, which is currently establishing the legal entity for the project, and then will be able to fulfill the other administrative project prerequisites with project inception expected near the end of 2026 or early 2027. Once technical work is commenced the Company expects the commitment to be consistent from year to year, and therefore projects approximately $33,000 and $33,000 for cash and in-kind contributions, respectively, in 2027; approximately $33,000 and $33,000 for cash and in-kind contributions, respectively, in 2028; and approximately $34,000 and $34,000 for cash and in-kind contributions in 2029.

Also, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 and December 31, 2025.

For contingent compensation liability, see the discussion under Footnote 4. Other asset.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. As of March 31, 2026, management was not aware of any material active, pending, or threatened litigation.

9.	Related Party Activities

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) has power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for accounting coverage and for the managerial services of Felipe Quinzio during the three-months ended March 31, 2026 and March 31, 2025. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were bills for $-0- and $-0- outstanding with Baltum to NyD at March 31, 2026 and March 31, 2025, respectively. There were bills for $5,824 and $-0- outstanding with Baltum to QA at March 31, 2026 and March 31, 2025, respectively. In addition, Baltum accrued an estimate of legal services provided by QA along with VAT due on those services, but yet to be billed by QA in the amount of $683 and $14,547 at March 31, 2026 and March 31, 2025, respectively. Baltum incurred legal expenses provided by QA of $6,070 and $14,799 for the three-months ended March 31, 2026 and March 31, 2025, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $10,192 and $10,253 for the three-months ended March 31, 2026 and March 31, 2025, respectively.

A Company director, Ash Lazenby, has an advisory agreement with the Company and stands to receive 500,000 RSU’s when they vest in July 2027, which have an intrinsic value of $940,000 as of March 31, 2026. Also, Mr. Lazenby is a former employee of Glencore Ltd. Glencore Ltd is an investor in the Company and has a Deed of Undertaking with the Company giving it first and last right of refusal on cobalt and copper off-take from any future production at the Company’s La Cobaltera and El Cofre Projects for the life of the mine.

NeoRe SpA is majority-owned by Madesal Mineria SpA, which in turn is majority-owned by Madesal SpA a more than 5% beneficial owner of our capital stock. The Company and NeoRe SpA are parties to a binding Earn-in and Option Agreement that was signed on January 8, 2026, as further described along with the nature of the NeoRe Project business opportunity in Footnote 4. Other asset.

10.	Subsequent Events

Terms of Reference

Subsequent to quarter-end, on May 12, 2026, the Company executed a Terms of Reference (the “Term Sheet”) with a counter-party that defined the terms agreeable for a potential future option agreement for the acquisition of approximately 1,400 hectares of exploitation-level and approximately 2,900 hectares of exploration-level mining concessions in Chile. Subject to the Term Sheet, the Company is to advance $500,000 to the counter-party within five business days of the signing of the Term Sheet, which is refundable if encumbrances or material adverse conditions are discovered during the due diligence period. The total option price varies contingent on the timing of option repayment and the advance amount paid would be credited against the first option payment, leaving $1,500,000 due within 5 business days of the execution of a definitive option agreement, if applicable.

Common Stock Issued

Subsequent to quarter-end, as of May 18, 2026, the Company issued 1,562,500 shares of common stock at a price of $1.60 per share for proceeds of $2,500,000 to two investors in a private raise, increasing the Company’s issued and outstanding stock on that date to 57,972,430 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt” and including its subsidiaries, collectively, the “Company”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on March 31, 2026, as the same may be amended from time to time.

Overview

We are a critical materials exploration and development company focused on the La Cobaltera and El Cofre cobalt-copper projects, located in the San Juan District in northern Chile, one of the world’s few known primary cobalt districts. We have a deliberate focus on building a dynamic and sustainable business with an emphasis on applying leading environmental stewardship, social engagement, and corporate governance practices to its strategy. La Cobaltera and El Cofre are a district-scale opportunity across Chilean Cobalt’s 6,377 hectares of 100% owned and unencumbered mining property situated in the San Juan District in northern Chile (Atacama Region III), a historic mining district with numerous past-producing mines and excellent infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide and sulphide resources with evidence of gold at depth across several known exploration and development targets district-wide.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric.

Our wholly-owned subsidiary Baltum Mineria SpA (“Baltum”), has acquired 6,377 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District and is pursuing other opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera and El Cofre areas, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. Chile is the leading copper-producing country in the world with the La Cobaltera and El Cofre areas historically supporting the existence of established and high-quality copper assets. The site is strategically located near robust mining infrastructure, including roads, electricity, water, and ports.

Our principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions, including geophysics, geochemistry, drilling, IP surveys and AI pilot studies; developing an accelerated phased implementation plan to generate revenue as quickly as possible; establishing off-take and downstream refining relationships; developing and advancing our ESG strategy; building our board of directors, management team, and governance systems; and raising capital.

Our commercial priorities are to have funding lined up to allow for timely development, when appropriate, and to put in place the necessary downstream processing relationships. Related to funding for development, efforts include a potential debt-related package of up to $317,400,000 pursuant to a June 4, 2024, and further extended, non-binding letter of interest (“LOI”) we received from the Export-Import Bank of the United States. Whereas, related to the downstream processing objectives, we envision a three-way strategic partnership between the Company, Glencore and US Strategic Metals (“USSM”) to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera and El Cofre cobalt-copper projects in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for our concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen United States critical minerals supply chains while providing a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

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

Chilean Cobalt is participating in a research and development (“R&D”) project awarded through Chilean Economic Development Agency (“CORFO”) to evaluate the technical and environmental feasibility of recovering cobalt and copper from legacy waste piles at the La Cobaltera site. The project is funded through a $3,000,000 grant from Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project remains in the research and evaluation stage and does not involve operational activities or changes to the our current permitting requirements. Our support equates to approximately 21% of the overall consortium-required support contribution of $950,000 toward the project. The other key participants in the consortium of project sponsors are Universidad Andres Belo, through its Center for Systems Biotechnology, Pucobre (SSE: PUCOBRE), a Chilean copper mining company listed on the Santiago Stock Exchange, and ENAMI, Chile’s state-owned mining company.

We remain aware of and are investigating other critical minerals opportunities particularly in Chile. On January 8, 2026, we entered into a binding earn-in and option agreement with NeoRe SpA, a privately-held Chilean company to acquire approximately 6,300 hectares of mining concessions (the “Properties”) within the coastal belt region near Concepcion Chile with an ionic adsorption clay-style rare earth elements system enriched with yttrium, neodymium, dysprosium and terbium elements critical to defense and advanced manufacturing supply chains. While contributing to the project, we earn credit toward a net smelter return (“NSR”) royalty, with percentage depending on the extent of the contribution and the progress of the project. After the project achieves certain developmental milestones, we would then have an option to acquire the Properties through the relinquishment of the NSR royalty and payment of equity-based consideration.

We are committed to building a mature, transparent, and continuously improving ESG framework that supports responsible development and long-term value creation. Responsible-sourcing and ESG-assurance frameworks such as IRMA and Digbee increasingly shape the expectations of downstream customers, investors, and supply-chain partners. In 2025, the board of directors approved the adoption of the Digbee and IRMA ESG frameworks, and we completed our first independent Digbee ESG assessment in July 2025. We continue to strengthen our governance and ESG systems, including the board of directors’ adoption in principle of a new governance framework in March 2026, which is intended to support enhanced oversight, disclosure readiness, and our consideration of an uplisting to a national securities exchange in 2026.

We have not generated any revenues to date. Our limited operations have included the formation of the Company and Baltum, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt.

From December 4, 2017 through May 20, 2026, we raised a total of $36,645,547 from accredited investors through the issuance of our common stock, preferred stock, and debt, net of $247,500 of direct and incremental costs of equity raising. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024, the $1,890,000 of stock-based expenditures inferred by the issuance of 4,500,000 shares for 3,742 hectares of full exploitation mining concessions acquired from Cobalt Chile SpA at $0.42 per share on September 12, 2025 or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $406,000 for a total of $4,872,000 for the following 12 months. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and plan to potentially raise additional funds in private offerings or a public offering along with a potential concurrent uplisting to a national securities exchange. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital. However, there can be no assurance that we will be successful in securing additional capital, timely or at all, and if we are able to if there will be favorable terms.

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

For the years ended December 31, 2025 and 2024, we generated no revenues and reported net losses of $3,263,140 and $882,574, respectively, however, $1,882,082 of the 2025 loss was related to a one-time, non-cash charge for impairment of mining concessions, and negative cash flow from operating activities of $1,146,473 and $718,275, respectively. For the three-months ended March 31, 2026 and March 31, 2025, we reported net losses of $328,367 and $334,298, respectively, and negative cash flow from operating activities of $425,782 and $271,221, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2025 and 2024. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $36,974,319 and recurring losses from operations as of March 31, 2026. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $4,872,000 in funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation and a potential uplisting to a national exchange, along with both brownfield and greenfield exploration and having a longer operational runway, we will require raising at least $900,000 to $1,500,000. To complete mining rights acquisition and consolidation along with drilling and feasibility assessments will require substantially more funding. The source of such funds is anticipated to come from private offerings and/or a public offering with a potential concurrent uplisting to a national securities exchange. There is no guarantee that we will be able to raise such funds or that we will be able to uplist to a national securities exchange. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations.

Assuming we are able to raise the necessary funds for the next 12 months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we plan to, among other things, continue exploration and development of the mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas.

•	Possible Strategic Acquisition Opportunities. During this period, we plan to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that we have expressed interest in acquiring and the ability to close on these acquisitions is dependent on our success in achieving the projected capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter return royalties, as applicable. In addition, we plan to make additional capital infusions into the NeoRe Project during the period toward the earn-in of net smelter return royalties.

•	General and Administrative Expenses. During this period, we plan to, among other things, hire additional staff, engage additional advisors to assist with operations, and incur substantial legal, registration and other professional services fees in association with any strategy involving an uplisting to a national securities exchange. We also plan to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan.

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

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. The costs incurred in the three-months ended March 31, 2026 were related to geological and exploration labor deployed during our two site visits in the period. The exploration leveraged the improvements from the value-added outputs from our prior year artificial intelligence trials and lead to further development of our geographic information system (“GIS”).

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

Provision for Income Taxes. Provision for income taxes consists of an estimate of United States federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets.

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

Results of Operations – Three-Months Ended March 31, 2026 Compared to the Three-Months Ended March 31, 2025

	Three-Months Ended March 31, 2025	Three-Months Ended March 31, 2026	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	$0	$0	$0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	$0	$22,000	$22,000
General and administrative expenses and foreign currency transaction loss	341,829	356,753	14,924
Interest and Miscellaneous (income) expense, net	(7,531)	(50,386)	(42,855)
Loss before income taxes	(334,298)	(328,367)	5,931
Provision for income taxes	0	0	0
Net Loss	$(334,298)	$(328,367)	$5,931

Operating losses for the three-months ended March 31, 2026, compared to March 31, 2025, were lower due primarily to the higher exploration costs and in-country travel expenses for site visits conducted in the current period, not experienced in the same period for the previous year, along with slightly higher professional services costs comparatively between periods, however, these effects were more than offset by the interest and miscellaneous income received in this period, compared to lesser in the same period for the previous year, which resulted in a lower overall net loss.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of March 31, 2026, we had cash totaling $1,867,693 current assets totaling $2,095,253 and total assets of $2,581,809. As of March 31, 2026, we had total liabilities of $64,369, all current, positive working capital of $2,030,884, and stockholders’ equity of $2,517,440.

Sources and Uses of Cash for the Three-Months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the three-months ended March 31, 2025 and 2026.

	Three-Months Ended March 31, 2025	Three-Months Ended March 31, 2026	Increase (Decrease)
Net Cash Used In Operating Activities	$(271,221)	$(425,782)	$(154,561)
Net Cash Provided By (Used In) Investment Activities	0	(483,598)	(483,598)
Net Cash Provided By (Used In) Financing Activities	747,443	0	(747,443)
Effect of foreign exchange rate on cash	599	4,991	4,392
Net Increase (Decrease) in Cash	$476,821	$(904,389)	$(1,381,210)

Net cash used in operations

Net cash used in operating activities was $271,221 for the three-months ended March 31, 2025 versus net cash used in operating activities of $425,782 for the three-months ended March 31, 2026. The decrease in cash from the increase in cash flow used in operating activities was primarily due to higher prepaids from higher patent charges in the current period compared to the same period in the previous year, along with higher exploration costs and travel related to exploration in the current period compared to none in the previous year, combined to higher professional services costs comparatively between periods. These impacts were slightly muted by miscellaneous income received in the current period compared to none in the same period for the previous year. Each of these factors along with nominal impacts from various other expense areas contributed to the $154,561 higher use in net cash for operations in the current period compared to the same period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $-0- for the three-months ended March 31, 2025 versus net cash used in investment activities of $483,598 for the three-months ended March 31, 2026. The increase in cash used in investment activities was driven entirely by the contributions to NeoRe toward a net smelter return royalty and the potential for eventual acquisition of the NeoRe rare earth project.

Net cash provided by financing activities

Net cash provided by financing activities of $747,443 in the three-months ended March 31, 2025, which included an aggregate of $747,443 proceeds for the sale of an aggregate 1,497,805 shares of preferred stock for $674,012 in cash and $73,431 of subscriptions receivable received in the period, versus net cash provided by financing activities of $-0- in the three-months ended March 31, 2026.

Going Concern

Based upon our working capital of $2,030,884 compared to our $425,782 cash used in operating activities year-to-date through March 31, 2026, that annualized would equate to cash used in operating activities of $1,703,128, which is reasonably close to our existing working capital, coupled with our accumulated deficit of $36,974,319 from continuing existence without generation of revenues, as of March 31, 2026, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended March 31, 2026 and 2025.

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

Since inception, our operations have primarily been funded through proceeds from existing and occasionally new shareholders in exchange for equity. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations plus (b) exploration and development. To that end, we may be required to raise additional funds through equity or debt financing, such as the equity-based capital recently raised. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities or (d) seek protection from creditors.

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

Our climate-related risk processes are informed in part by the independent Digbee ESG assessment completed in July 2025, which identified water scarcity, extreme weather events, and seismic activity as material considerations for long-term planning. We are also participating in a research and development project granted through the CORFO to evaluate bioleaching and related technologies for potential recovery of cobalt and copper from legacy waste piles. The project is funded through Albermarle Limitada, the industry sponsor of the CORFO R&D project-selection process. This project includes analysis of water use, energy requirements, and environmental impacts associated with alternative processing technologies, which may inform future climate-related risk assessments and planning.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet commitments related to a research and development project consortium as described in Footnote 8. Commitments and contingencies, indemnification agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)	During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: May 20, 2026	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (principal executive officer)

Dated: May 20, 2026	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (principal financial officer and principal accounting officer)

