Form 10-Q
period 2026-06-30
Chilean Cobalt Corp.
filed 2026-08-14
CIK 1727255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 57,972,430 shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of August 14, 2026.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHILEAN COBALT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$3,024,044	$2,772,082
Prepaid expenses	179,438	72,231
Total current assets	3,203,482	2,844,313
Other assets	743,906	–
NSR royalty asset	851,043	–
Property and equipment, net	2,958	2,958
Total assets	$4,801,389	$2,847,271

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,759	$35,388
Accrued service expenses	53,425	15,044
Total current liabilities	129,184	50,432
Total liabilities	129,184	50,432

Commitments and contingencies	–	–

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.0001 par value; 19,848,875 shares authorized and 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Series B Convertible Preferred Stock, $0.0001 par value; 2,900,000 shares authorized and 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	–	–
Common Stock, $0.0001 par value; 100,000,000 shares authorized and 57,972,430 and 56,409,930 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,797	5,641
Additional paid-in capital	41,797,027	39,191,565
Accumulated other comprehensive income	245,509	245,585
Accumulated deficit	(37,376,128)	(36,645,952)
Total stockholders’ equity	4,672,205	2,796,839
Total liabilities and stockholders’ equity	$4,801,389	$2,847,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$–	$–	$–	$–
Operating expenses:
Cost of mineral exploration	18,000	19,798	40,000	19,798
General and administrative	398,842	295,741	754,817	635,398
Foreign currency transaction loss	507	424	1,285	2,596
Total operating expenses	417,349	315,963	796,102	657,792
Loss from operations	(417,349)	(315,963)	(796,102)	(657,792)
Other income	–	–	32,835	–
Interest income	15,540	5,452	33,091	12,983
Loss before income taxes	(401,809)	(310,511)	(730,176)	(644,809)
Net loss	$(401,809)	$(310,511)	$(730,176)	$(644,809)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding:
Basic and diluted common shares outstanding	57,165,425	43,502,145	56,789,764	43,502,145

Comprehensive loss:
Net loss	$(401,809)	$(310,511)	$(730,176)	$(644,809)
Foreign currency translation adjustments	3,765	(1,133)	(76)	1,344
Comprehensive loss	$(398,044)	$(311,644)	$(730,252)	$(643,465)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2024	724,420	$72	43,502,145	$4,350	$33,565,165	$250,770	$(33,382,812)	$437,545
Issuance of Series B Convertible Preferred Stock	1,497,805	150	–	–	673,862	–	–	674,012
Foreign currency translation	–	–	–	–	–	2,477	–	2,477
Stock based compensation	–	–	–	–	55,216	–	–	55,216
Net loss	–	–	–	–	–	–	(334,298)	(334,298)
Balances at March 31, 2025	2,222,225	$222	43,502,145	$4,350	$34,294,243	$253,247	$(33,717,110)	$834,952
Issuance of Series B Convertible Preferred Stock	185,560	19	–	–	83,483	–	–	83,502
Foreign currency translation	–	–	–	–	–	(1,133)	–	(1,133)
Stock based compensation	–	–	–	–	55,219	–	–	55,219
Net loss	–	–	–	–	–	–	(310,511)	(310,511)
Balances at June 30, 2025	2,407,785	$241	43,502,145	$4,350	$34,432,945	$252,114	$(34,027,621)	$662,029

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balances at December 31, 2025	–	$–	56,409,930	$5,641	$39,191,565	$245,585	$(36,645,952)	$2,796,839
Foreign currency translation	–	–	–	–	–	(3,841)	–	(3,841)
Stock based compensation	–	–	–	–	52,809	–	–	52,809
Net loss	–	–	–	–	–	–	(328,367)	(328,367)
Balances at March 31, 2026	–	$–	56,409,930	$5,641	$39,244,374	$241,744	$(36,974,319)	$2,517,440
Issuance of Common Stock in a private placement	–	–	1,562,500	156	2,499,844	–	–	2,500,000
Foreign currency translation	–	–	–	–	–	3,765	–	3,765
Stock based compensation	–	–	–	–	52,809	–	–	52,809
Net loss	–	–	–	–	–	–	(401,809)	(401,809)
Balances at June 30, 2026	–	$–	57,972,430	$5,797	$41,797,027	$245,509	$(37,376,128)	$4,672,205

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six-Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(730,176)	$(644,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	105,618	110,435
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(110,407)	(21,950)
Accounts payable and accrued liabilities	24,921	(5,536)
Net cash used in operating activities	(710,044)	(561,860)

Cash flows from investing activities:
Cash paid for the purchase of mining concessions	(505,235)	–
Cash paid for the purchase of NSR Royalty Asset	(1,025,757)	–
Net cash (used in) investing activities	(1,530,992)	–

Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred Stock	–	830,945
Proceeds from issuance of Common Stock	2,500,000	–
Cash paid for direct acquisition costs for issuances	(9,870)	–
Net cash provided by financing activities	2,490,130	830,945

Effect of foreign exchange rate on cash	2,868	714
Net increase in cash	251,962	269,799
Cash at beginning of period	2,772,082	331,309
Cash at end of period	$3,024,044	$601,108

Supplemental disclosure of non-cash investing and financing activities:
Capitalized other assets acquired through accounts payable and accrued expenses	$36,150	$0
Issuance costs included in accounts payable	$23,310	$0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHILEAN COBALT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company has not yet begun to generate revenue as of June 30, 2026, has incurred recurring losses since inception, and expects to continue to incur losses as a result of costs and expenses related to mining exploration and general and administrative expenses. For the three-month and six-month periods ended June 30, 2026, the Company reported a net loss of $401,809 and $730,176, respectively, and had an accumulated deficit of $37,376,128 as of June 30, 2026.

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

With a cash balance of $3,024,044 as of June 30, 2026, the Company is well positioned to further its strategic objectives, but depending on pace of project development and success in raising capital, may not have sufficient financial resources to continue its operations for the next 12 months, in spite of the existing cash balance and capital raised. Historically the Company has funded its operations with the private placement of equity, debt, and related party loans. However, raising sufficient capital to continue exploration and bring the Company into production and commercialization is dependent on continued discussions with potential off-take partners, debt providers, alternative lenders and investors and is a material uncertainty. There can be no assurance as to the availability or terms upon which such financing or capital might be available. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The weighted-average common shares outstanding for both basic and diluted loss per share for all periods presented was calculated, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. To the extent that stock options, warrants and convertible preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. As of the three and six-month periods ended June 30, 2026 and 2025, the Company excluded the following shares from the calculation of diluted loss per share because such amounts were anti-dilutive:

	June 30, 2026	June 30, 2025
Shares issuable upon conversion of Series B Convertible Preferred Stock	–	2,407,785
Shares issuable upon vesting of Restricted Stock Units	500,000	–
Shares issuable upon exercise of stock options	7,301,254	7,431,254
Total	7,801,254	9,839,039

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

Cash

Cash amounts consist of cash on hand, bank deposits, and money market accounts. Cash equivalents consist of all liquid debt instruments with original maturities of three months or less. As of June 30, 2026 and December 31, 2025, the Company’s cash balances were $3,024,044 and $2,772,082, respectively, and the Company’s cash equivalents were $-0- and $-0-, respectively.

Subscriptions Receivable and Stock Compensation

The Company typically reflects subscriptions receivable in stockholders’ equity, unless there is substantial evidence of the intent and ability of the subscriber to pay the amounts in a reasonable amount of time, in which case the subscriptions receivable are instead reflected as an asset on the balance sheet. There were no subscriptions receivable as of June 30, 2026, or December 31, 2025.

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

Value Added Tax (“VAT Tax”)

The Company’s subsidiary historically has paid significant amounts of VAT Tax to the Chilean government on certain operating purchases. The tax paid can be offset against future VAT Tax due. The Company has not recorded any VAT tax receivables as of June 30, 2026 and December 31, 2025, because the Company’s ability to engage in sales activity necessary to recover VAT taxes paid in on its expenditures is currently indeterminable.

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

Drilling and related costs at our properties as of and for the six-months ended June 30, 2026 and June 30, 2025, respectively, and the three-months ended June 30, 2026 and June 30, 2025, respectively, did not meet our criteria for capitalization.

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

During the six-months and three-months ended June 30, 2026 and 2025, we recorded $-0- and $-0-, respectively, impairment losses in those periods. Baltum presently owns 6,377 hectares of exploitation-level mining concessions in the San Juan mining district, which were recorded as fully impaired and written down to $-0- value from approximately $1.9 million in September 2025 in aggregate on the Company’s facilities located in the San Juan mining district of Chile and previously wrote down the remainder, based on the lack of reliability of and availability of independent valuations for these unique assets, as necessary to substantiate their value for financial statement purposes. Under a funding level that allows the Company to focus on exploration, Baltum will continue its exploration activities under these mining concessions toward proving the existence of cobalt and/or copper. Depending on the outcome of the exploration activities, the Company would then consider seeking a preliminary economic assessment, preliminary feasibility study, or definitive feasibility study to validate the expected profitability of constructing a plant to extract the target minerals and process them into saleable products.

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

The value of the exploitation mining concessions owned by Baltum has yet to be independently substantiated by a valuation or any level of feasibility study. As of June 30, 2026 and December 31, 2025, these mining concessions had a value of $-0- and $-0-, respectively on the Company’s condensed consolidated balance sheet.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of Baltum, the Company’s wholly-owned subsidiary, is the Chilean Peso. The assets and liabilities of Baltum are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive income or loss within the Company’s condensed consolidated balance sheet. Gains and losses resulting from foreign currency transactions are reflected within the Company’s condensed consolidated statements of operations. Transactions denominated in foreign currency other than our functional currency of the foreign operation are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. The Company has not utilized foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. There were no material transaction and remeasurement gains for the three and six-months ended June 30, 2025 and 2026, respectively.

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

In accordance with ASC 740, the Company has evaluated its tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company’s policy is to account for interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is currently not under examination with any federal, state, or foreign taxing authorities. In addition, the Company had no material unrecognized tax benefits or accrued interest and penalties as of and for the six-months ended June 30, 2026.

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

4.	Other Assets

NeoRe Project

Under the terms of the January 8, 2026 Binding Earn-in and Option Agreement (the “NeoRe Agreement”) between the Company and NeoRe SpA (“NeoRe”) related to the NeoRe Rare Earth Project in Southern Chile (the “NeoRe Project”), an agreed upon budget was developed whereby the Company pays the monthly budgeted amounts to NeoRe towards earn-in of Net Smelter Return (“NSR”) royalty awards. While funding toward the cap and the accomplishment of tranche 1 and tranche 2 objectives, whether performed in sequence or in parallel, the costs are classified as other assets, whereas, when a 1% NSR royalty award is earned, the cost to achieve the award is re-classified as an NSR Royalty Asset (see footnote 5). The Company is not obligated to make further contributions, but would then be subject to the potential of losing the contributions made toward the tranche 2 NSR royalty, if not already fully earned.

As of June 30, 2026 and June 30, 2025, $1,025,757 and $-0- had been paid toward earn-in of the tranche 1 and tranche 2 awards, with $851,043 of that amount re-classed to NSR Royalty Asset upon earn-in of the tranche 1 award, as discussed in footnote 5, while the remaining $174,714 has been paid toward the earn-in of the tranche 2 award and is classified as “Other Assets” on the Company’s June 30, 2026 balance sheet. Therefore, as of June 30, 2026, this leaves a capped maximum of $1,325,286 of contingent consideration for the full acquisition of the tranche 2 1% NSR royalty asset.

Under the terms of the NeoRe Agreement, the Company may elect to proceed with tranche 3 of the NeoRe Project, and if so, a definitive agreement would be executed with the terms for the Option to acquire the NeoRe Project as outlined in the NeoRe Agreement. If elected, the Company would surrender its earned NSR royalties, issue to the owners of NeoRe the appropriate number of shares of common stock of the Company and take ownership of the NeoRe Project by asset purchase, share purchase, merger or other mutually agreed upon acquisition structure. There are also provisions for bonus shares of the Company’s common stock to be issued, if NeoRe meets certain permitting and production targets. In addition, upon acquiring the NeoRe Project, the Company would be responsible to third-parties for NeoRe introduction fees and warrants issued by NeoRe prior to the execution of the NeoRe Agreement. Currently, the acquisition of the NeoRe Project is still considered a possibility, but not a certainty.

Mining Concession Payments

On May 12, 2026, the Company executed a Terms of Reference (the “Term Sheet”) with a counter-party that defined the terms agreeable for a potential future option agreement for the acquisition of approximately 1,400 hectares of exploitation-level and approximately 2,900 hectares of exploration-level mining concessions in Chile. Subject to the Term Sheet, the Company has advanced $500,000 to the counter-party, which is intended to be applied as a credit against the first required option payment or recoverable if encumbrances or material adverse conditions discovered during the due diligence period are not properly resolved by the counter-party. The total option price varies contingent on the timing of option repayment and the advance amount paid would be credited against the first option payment, leaving $1,500,000 due within 5 business days of the execution of a definitive option agreement, if applicable. The $500,000 advance is classified as “Other Assets” on the Company’s June 30, 2026 balance sheet until the definitive option agreement is signed and the advance is applied against the first required option payment or the amount is refunded or forfeited. In addition, services and fees directly related to the acquisition are being capitalized and will be added to the cost of the acquisition, if the option agreement is exercised and the mining concessions become fully owned by the Company. As of June 30, 2026, $36,078 of capitalized costs related to the mining concession acquisition are posted to “Other Assets” on the Company’s June 30, 2026 balance sheet.

Issuance Costs

Any costs directly related to the issuance of equity are required to be capitalized and posted as an offset to additional paid in capital, when the issuance of equity occurs, or written off if the issuance of equity does not occur. As of June 30, 2026, $33,114 of capitalized costs related to issuances of equity are posted to “Other Assets” on the Company’s June 30, 2026 balance sheet.

5.	NSR Royalty Asset

As outlined in footnote 4, under the NeoRe Project section the Company pays monthly budgeted amounts to NeoRe towards the accomplishment of tranche 1 and tranche 2 objectives. The tranche 1 objectives were satisfied as of May 31, 2026 and the first of two 1% NSR Royalty awards was earned by the Company. Upon earning a 1% or two 1% for a total of 2% NSR royalty, the aggregate contribution amounts would either constitute the cost basis upon 3rd-party acquisition of the NSR royalty or amortized over the life of the production from the NeoRe Project that generates NSR Royalty income, if applicable. The amount paid toward the first 1% NSR Royalty award was $851,043, based on monthly budgeted payments made from December 2026 through May 2026. Amounts paid toward completion of tranche 2 objectives and earn-in of the second 1% NSR Royalty award are posted to Other Assets, as indicated in footnote 4.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Property and equipment	$29,583	$29,583
Property and equipment, gross	29,583	29,583
Accumulated depreciation	(26,625)	(26,625)
Property and equipment, net	$2,958	$2,958

Depreciation expenses for the three-months ended June 30, 2026 and June 30, 2025, amounted to $-0- and $-0-, respectively. Loss on retirement of assets for the three-months ended June 30, 2026 and June 30, 2025, amounted to $-0- and $-0-, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Service fees	$50,954	$12,500
Employee benefits	2,100	2,100
Other	371	444
Total accrued expenses	$53,425	$15,044

8.	Stockholders’ Equity

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

2026 Issuances:

During the six-months ended June 30, 2026, the Company issued no shares of preferred stock.

There were no shares of Series A Convertible Preferred Stock outstanding as of June 30, 2026, or December 31, 2025, and no shares of Series B Convertible Preferred Stock outstanding as of June 30, 2026, and December 31, 2025, respectively.

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.0001 par value common stock. As of June 30, 2026 and December 31, 2025, there were 57,972,430 and 56,409,930 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

2025 Issuances:

During the year ended December 31, 2025, the Company issued the following shares of common stock:

•	4.5 million shares of common stock were issued to Cobalt Chile SpA on September 12, 2025, on behalf of Baltum, for it to acquire 30 full-exploitation mining concessions at the fair value price on the date of issuance of $0.42 per share, which equates to a total acquisition value of $1,890,000, as reflected in the supplemental disclosure of non-cash financing activities in the financial statements.
•	6 million shares of common stock were issued to Madesal SpA (4 million shares) and Glencore Ltd (2 million shares) on December 2, 2025, at the fair value price on the date of issuance of $0.50 per share for total gross proceeds of $3,000,000, and after reducing for $247,500 of direct and incremental costs of the raise, there were net proceeds of $2,752,500.
•	2,407,785 shares of Series B Convertible Preferred Stock were converted at one share of common issued for every one share of Series B Convertible Preferred Stock tendered on December 31, 2025, as indicated previously in the “Preferred Stock” section above.

2026 Issuances:

During the six-months ended June 30, 2026, the Company issued the following shares of common stock:

•	1,562,500 shares of common stock were issued to Glencore Ltd (1,250,000 shares) and Madesal SpA (312,500 shares) on May 18, 2026, at an issuance price of $1.60 per share for total gross and net proceeds of $2,500,000.

Stock Options and Restricted Stock Units

On April 26, 2022, the board adopted, and by shareholder consent achieved on April 29, 2022, the shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which allows awards for up to 5,850,000 options to purchase 5,850,000 shares of its Common Stock at prevailing fair value exercise prices at the time of each award. There were 5,611,254 options to purchase 5,611,254 shares of its Common Stock, net of forfeitures, awarded under the 2022 Plan as of June 30, 2026. The purposes of the 2022 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On June 29, 2023, the board of directors adopted, and by shareholder consent achieved on June 30, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), which allows awards for up to 1,963,746 options to purchase 1,963,746 shares of its common stock at prevailing fair value exercise prices at the time of each award. There were 1,870,000 options to purchase 1,870,000 shares of its common stock awarded under the 2023 Plan as of June 30, 2026. The purposes of the 2023 Plan were (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

On July 24, 2025, the board of directors approved, and by shareholder consent achieved on August 27, 2025, the shareholders adopted the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which allows awards for up to 5,000,000 shares of its common stock to be awarded in various equity incentive formats at prevailing fair value exercise prices at the time of each award. There were 500,000 Restricted Stock Units (RSUs) related to its common stock awarded under the 2025 Plan as of June 30, 2026. The purposes of the 2025 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentives to Employees, Directors, and Consultants, and (iii) to promote the success of the Company’s business.

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

Stock Options:

The fair value of the options granted was estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Description	As of June 30, 2025
Expected dividend yield	0.00%
Expected stock volatility (a)	110.43%
Risk-free interest rate	4.027%
Expected life of options (years)	3.00 - 5.00
Expected forfeiture rate	0.00%
Grant date fair value range per option issued	$0.3405 - 0.4020

(a)	At the time of determination of expected stock volatility, the Company’s securities were trading over-the-counter as an OTCQB traded stock, but for less than two years and under limited trading volume such that calculated volatility based solely on the Company’s volatility isn’t necessarily indicative of the expected volatility over the expected life of the options and RSUs. Therefore, the expected stock volatility was estimated using three public companies in the same industry as the Company and calculating an equal-weighted and blended volatility of the Company’s volatility and the volatility of those three believed-to-be-representative companies over the same period.

During the six-months ended June 30, 2026, and June 30, 2025, the Company recorded option-related stock-based compensation expenses of $49,208 and $110,435, respectively, and during the three-months ended June 30, 2026, and June 30, 2025, the Company recorded option-related stock-based compensation expenses of $24,604 and $55,219, respectively. As of June 30, 2026, the unamortized stock option expense was $49,208. The Company’s stock options had an intrinsic value of $14,520,133, based on the OTCQB published closing price for (OTCQB: COBA) of $2.190 per share as of June 30, 2026, which may not be indicative of the fair market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

A summary of the changes in stock options outstanding at June 30, 2026, are presented below:

	Options Outstanding Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2024	6,786,254		$0.21
Issued	645,000		$0.49
Expired/Forfeited	(56,250)		0.50
Exercised	–		n/a
Balance, December 31, 2025	7,425,004		$0.23
Issued	–	$	n/a
Expired/Forfeited	–	$	n/a
Exercised	–		n/a
Balance, March 31, 2026	7,425,004		$0.23
Issued	–		n/a
Expired/Forfeited	–		n/a
Exercised	–		n/a
Balance, June 30, 2026	7,425,004		$0.23

The Company has the following options outstanding and exercisable at June 30, 2026 and 2025:

		June 30, 2026				June 30, 2025
Issue Date	Expiry Date	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life	Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Remaining Life
May 24, 2022	May 24, 2032	$0.20	4,931,250	4,931,250	5.91	$0.20	4,931,250	4,931,250	6.91
June 1, 2022	June 1, 2032	$0.20	80,004	80,004	5.93	$0.20	80,004	80,004	6.93
July 15, 2022	July 15, 2032	$0.20	450,000	450,000	6.05	$0.20	450,000	450,000	7.05
July 28, 2022	July 28, 2032	$0.20	150,000	150,000	6.08	$0.20	150,000	150,000	7.08
July 1, 2023	July 1, 2033	$0.26	750,000	750,000	7.01	$0.26	750,000	412,500	8.01
July 7, 2023	July 7, 2033	$0.26	300,000	300,000	7.03	$0.26	300,000	150,000	8.03
January 25, 2024	January 25, 2034	$0.26	75,000	75,000	7.58	$0.26	75,000	56,250	8.58
February 13, 2024	February 13, 2034	$0.26	50,000	50,000	7.63	$0.26	50,000	37,500	8.63
January 17, 2025	January 17, 2035	$0.50	588,750	465,000	8.56	$0.50	645,000	90,000	9.56
July 29, 2025	July 29, 2035	$0.37	50,000	50,000	9.09	n/a	–	–	n/a
Totals and Weighted Averages Outstanding		$0.23	7,425,004	7,301,254	6.34	$0.21	7,431,254	6,632,504	7.33

Restricted Stock Units (RSUs):

The fair value of the 500,000 RSUs granted was $217,500, based on the closing price of $0.435 per share on the grant date of August 28, 2025.

During the six-months ended June 30, 2026 and June 30, 2025, the Company recorded RSU-related stock-based compensation expenses of $56,410 and $-0-, respectively, and during the three-months ended June 30, 2026 and June 30, 2025, the Company recorded RSU-related stock-based compensation expenses of $28,205 and $-0-, respectively. As of June 30, 2026, the unamortized RSU expense was $121,883. The Company’s RSUs had an intrinsic value of $1,095,000, based on the OTCQB published closing price of $2.19 per share as of June 30, 2026, which may not be indicative of the true market value of the stock options given the limited historical volumes traded and the volatility of the underlying shares as of that date. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the vesting period of the option. The Company recognizes forfeitures in stock-based compensation expense as they occur.

9.	Commitments and Contingencies, Indemnification Agreements

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

The consortium arrangement is considered an executory contract under ASC Topic 440, Commitments (“ASC 440”), which only allows for a liability to be recorded when performance occurs. As there has been no tangible progress on the project as of June 30, 2026, there has been no performance and no liability applicable for this commitment under ASC 440. When project progress is applicable, the Company will record an appropriate liability and expense to research and development for the prorated progress toward project completion. As payments in cash or in-kind are made toward the obligation, they will be recorded as a credit to cash or expense with a corresponding debit to the progress liability. As of June 30, 2026, there have been no cash or in-kind payments toward the project. There has been no formal commitment payment schedule provided to the Company by the consortium, which is currently establishing the legal entity for the project, and then will be able to fulfill the other administrative project prerequisites with project inception expected near the end of 2026 or early 2027. Once technical work is commenced the Company expects the commitment to be consistent from year to year, and therefore projects approximately $33,000 and $33,000 for cash and in-kind contributions, respectively, in 2027; approximately $33,000 and $33,000 for cash and in-kind contributions, respectively, in 2028; and approximately $34,000 and $34,000 for cash and in-kind contributions in 2029.

Also, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 and December 31, 2025.

For contingent compensation liability, see the discussion under Footnote 4. Other asset under the NeoRe Project section.

Litigation

From time to time, the Company may be subject to claims and lawsuits arising in the normal course of business. The Company’s management believes that the outcome of any litigation or claims will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. As of June 30, 2026, management was not aware of any material active, pending, or threatened litigation.

10.	Related Party Activities

The Company’s Chilean legal counsel, Quinzio Abogados SpA (“QA”) has power of attorney (“POA”) over and also provide legal counsel to Baltum. Baltum’s contracted general manager is Felipe Quinzio, the sole owner of NyD Mining SpA (“NyD”). Baltum paid NyD for accounting coverage and for the managerial services of Felipe Quinzio during the three and six-months ended June 30, 2026 and June 30, 2025. One of the law partners and owner of QA is Cristian Quinzio, who is the parent of Felipe Quinzio. Baltum pays QA for legal services provided, whether QA is engaged at the request of Baltum or the Company. There were bills for $-0- and $-0- outstanding with Baltum to NyD at June 30, 2026 and June 30, 2025, respectively. There were bills for $6,738 and $-0- outstanding with Baltum to QA at June 30, 2026 and June 30, 2025, respectively. In addition, Baltum accrued an estimate of legal services provided by QA along with VAT due on those services, but yet to be billed by QA in the amount of $31,743 and $3,535 at June 30, 2026 and June 30, 2025, respectively. Baltum incurred legal expenses provided by QA of $37,260 and $12,395 for the three and $43,330 and $26,955 for the six-months ended June 30, 2026 and June 30, 2025, respectively. Baltum incurred managerial and accounting expenses provided by NyD of $10,243 and $10,201 for the three and $20,435 and $20,454 for the six-months ended June 30, 2026 and June 30, 2025, respectively.

A Company director, Ash Lazenby, has an advisory agreement with the Company and stands to receive 500,000 RSU’s when they vest in July 2027, which have an intrinsic value of $1,095,000 as of June 30, 2026. Also, Mr. Lazenby is a former employee of Glencore Ltd. Glencore Ltd a more than 5% beneficial owner of our capital stock and has a Deed of Undertaking with the Company giving it first and last right of refusal on cobalt and copper off-take from any future production at the Company’s La Cobaltera and El Cofre Projects for the life of the mine.

NeoRe SpA is majority-owned by Madesal Mineria SpA, which in turn is majority-owned by Madesal SpA a more than 5% beneficial owner of our capital stock. The Company and NeoRe SpA are parties to a binding Earn-in and Option Agreement that was signed on January 8, 2026, as further described along with the nature of the NeoRe Project business opportunity in Footnote 4. Other assets and Footnote 5. NSR Royalty Asset.

11.	Subsequent Events

Subsequent to June 30, 2026, on August 7, 2026, the Company’s Board of Directors approved the future issuance of an aggregate of 340,000 stock options under the 2025 Plan. These stock options are earmarked for allocation to directors, officers, key independent contractors and advisory board members and are expected to vest over one- and two-year periods, depending on applicable role.

As of the date of these financial statements, the official awards have not yet been granted. Consequently, the definitive grant date has not occurred, and the fair value of these options will not be determined until the quarter-end for which the stock options are officially awarded. Therefore, the financial impact of these upcoming awards cannot be reasonably estimated at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Chilean Cobalt Corp. (“Chilean Cobalt” and including its subsidiaries, collectively, the “Company”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“Commission”) on June 30, 2026, as the same may be amended from time to time.

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

Our wholly-owned subsidiary Baltum Mineria SpA (“Baltum”), has acquired 6,377 hectares of fully exploitable mining concessions in northern Chile’s Atacama region in the San Juan District and is pursuing other opportunities to further consolidate mining rights in the district. The San Juan mining district, which includes the La Cobaltera and El Cofre areas, has been identified by CORFO, the Chilean governmental agency responsible for the country’s economic development, as likely containing the highest quality cobalt assets in Chile. The San Juan District in northern Chile (Atacama Region III), is a historic mining district with numerous past-producinng mines, infrastructure and accessibility. The project includes copper oxide and cobalt-copper oxide with drilling evidence of sulphide mineralization, including gold at depth across several known exploration and development targets district-wide. Chile is the leading copper-producing country in the world with the La Cobaltera and El Cofre areas historically supporting the existence of established and high-quality copper assets. The site is strategically located near robust mining infrastructure, including roads, electricity, water, and ports.

Cobalt demand has been driven by the growth of its use in high performance metal alloy products for industrial and defense applications, as well as in lithium-ion batteries for portable electronic devices (tablets, phones) and electric vehicles (EVs). Copper demand continues to be driven by the growth in all manner of electrification as copper is a staple in nearly all things electric.

Our principal business activities since incorporation have been the assessment, acquisition and consolidation of mining concessions; the exploration of the potential cobalt-copper resources within the concessions, including geophysics, geochemistry, drilling, IP surveys and AI pilot studies; developing an accelerated phased implementation plan; establishing off-take and downstream refining relationships; developing and advancing our ESG strategy; building our board of directors, management team, and governance systems; and raising capital.

Our commercial priorities are to have funding lined up to allow for timely development, when appropriate, and to put in place the necessary downstream processing relationships. Related to funding for development, efforts include a new application for a non-binding letter of interest (“LOI”) with the Export-Import Bank of the United States (“EXIM Bank”), that was approved for potential debt-related financing of up to $375.0 million on August 4, 2026, with an effective date of August 13, 2026, and an expiration date of August 14, 2027. This new LOI replaced the originally approved LOI of up to $317.4 million pursuant to a June 4, 2024, and further extended LOI that was recently not renewed. Under EXIM Bank’s published guidelines, LOI’s are limited to a single twelve-month extension, for a maximum of two years. There can be no assurance that EXIM Bank will provide financing under the LOI as it does not represent a financing commitment. Financing is contingent on an application for financing being submitted to EXIM by the Company followed by a standard due diligence process conducted by EXIM prior to any financing commitment. Whereas, related to the downstream processing objectives, we envision a three-way strategic partnership between the Company, Glencore and US Strategic Metals (“USSM”) to establish an Americas-centric cobalt and copper supply chain, connecting Chilean Cobalt’s La Cobaltera and El Cofre cobalt-copper projects in Chile with USSM’s integrated critical minerals processing site in Missouri, USA - which may include development of a dedicated processing line for our concentrate at USSM’s site. Our partnership with USSM and Glencore is expected to strengthen United States critical minerals supply chains while intended to support development of a sustainable and traceable source of raw materials for the growing domestic lithium-ion battery manufacturing capacity and high-performance metal alloy markets.

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

We are committed to building a mature, transparent, and continuously improving ESG framework that supports responsible development and long-term value creation. Responsible-sourcing and ESG-assurance frameworks such as IRMA and Digbee increasingly shape the expectations of downstream customers, investors, and supply-chain partners. In 2025, the board of directors approved the adoption of the Digbee and IRMA ESG frameworks, and we completed our first independent Digbee ESG assessment in July 2025. We continue to strengthen our governance and ESG systems, including the board of directors’ adoption in principle of a new governance framework in March 2026, which is intended to support enhanced oversight and disclosure readiness.

We have not generated any revenues to date. Our limited operations have included the formation of the Company and Baltum, oversight of cobalt exploration activities, business development activities and sustainability framework development activities. These limited operations have been funded by capital raised through the issuance of our common stock, preferred stock, and debt.

From December 4, 2017 through August 14, 2026, we raised a total of $36,645,547 from accredited investors through the issuance of our common stock, preferred stock, and debt, net of $247,500 of direct and incremental costs of equity raising. This total does not include the $56,272 of stock-based compensation inferred by the issuance of 216,429 shares for the retainer for services provided by Collingwood Capital Partners AG at $0.26 per share on March 19, 2024, the $1,890,000 of stock-based expenditures inferred by the issuance of 4,500,000 shares for 3,742 hectares of full exploitation mining concessions acquired from Cobalt Chile SpA at $0.42 per share on September 12, 2025, capitalized direct costs of equity issuances (see Footnote 4. Other assets, the Equity Raising Activities section) or any other non-cash amounts for other stock-based compensation, dividends paid-in-kind or similar.

We have limited business operations and have achieved losses since inception. We have been issued a going concern opinion from our auditors as a result of not generating sufficient business to date.

Our monthly “burn rate,” the amount of expenses we expect to incur on a monthly basis, is approximately $197,000 for a total of $2,364,000 for the following 12 months, which excludes expenses related to major exploration activities and project and concession acquisitions. We have relied and will continue to rely on capital raised from third parties to fund operations during the upcoming 12 months and plan to potentially raise additional funds in private offerings or a public offering. We expect to be able to further our acquisition and exploration plans, if we are successful in raising the anticipated working capital. However, there can be no assurance that we will be successful in securing additional capital, timely or at all, and if we are able to if there will be favorable terms.

In order to complete our plan of operations, which entails proving out feasibility, commencing production and generating saleable product, we estimate that approximately $400 million in funds will be required.

For the years ended December 31, 2025 and 2024, we generated no revenues and reported net losses of $3,263,140 and $882,574, respectively, however, $1,882,082 of the 2025 loss was related to a one-time, non-cash charge for impairment of mining concessions, and negative cash flow from operating activities of $1,146,473 and $718,275, respectively. For the six-months ended June 30, 2026 and June 30, 2025, we reported net losses of $730,176 and $644,809, respectively, and negative cash flow from operating activities of $710,044 and $561,860, respectively. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on securing private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit reports for the fiscal years ended December 31, 2025 and 2024. As noted in our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had an accumulated stockholders’ deficit of approximately $37,376,128 and recurring losses from operations as of June 30, 2026. See the risk factor in our Annual Report on Form 10-K titled, “Risk Factors - We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2025 and 2024.”

Plan of Operations

In order to complete our plan of operations during the next 12 months, we estimate that approximately $2,364,000 in funds will be required. In order to pursue our strategic priorities of progressing mining rights acquisition and consolidation, along with both brownfield and greenfield exploration and having a longer operational runway, we will require no further funding. To complete mining rights acquisition and consolidation along with drilling and feasibility assessments will require substantially more funding. The source of such funds is anticipated to come from private offerings and/or a public offering. There is no guarantee that we will be able to raise such funds. If we fail to raise the amounts we require, we may not be able to fully carry out our plan of operations.

Assuming we are able to raise the necessary funds for the next 12 months, we intend to implement our business plan as follows:

•	Exploration and Development Expenses. During this period, we plan to, among other things, continue exploration and development of the mining sites in addition to any new mining sites that are successfully acquired. The exploration and development expenses are expected to encompass sampling, mapping and trenching in greenfield areas and further diamond drilling and work towards establishing pre-feasibility and/or definitive feasibility studies in brownfield areas.

•	Possible Strategic Acquisition Opportunities. During this period, we plan to, among other things, consider possible strategic acquisitions of other possible mining sites. There are several sites that we have expressed interest in acquiring and the ability to close on these acquisitions is dependent on our success in achieving the projected capital raise objectives and being able to negotiate favorable terms with mining concession sellers in the areas of cash, equity and net smelter return royalties, as applicable. In addition, we plan to make additional capital infusions into the NeoRe Project during the period toward the earn-in of net smelter return royalties.

•	General and Administrative Expenses. During this period, we plan to, among other things, hire additional staff, engage additional advisors to assist with operations, and incur substantial legal, registration and other professional services fees. We also plan to continue incurring the same level of general and administrative expenses, such as corporate insurance, professional services, public filer services, marketing, site and conference travel and other administrative costs in order to further our plan.

We are seeking to secure a source of financing to fund our exploration and development efforts within our mining concessions that comprise our La Cobaltera and El Cofre cobalt-copper projects, as well as to complete or at least further our progress toward acquiring a rare earth elements project in south-central Chile in association with NeoRe SpA. In addition, there are other mining concessions we are evaluating within the San Juan District in northern Chile that would require funding to acquire them. These funding efforts include a new application for an EXIM Bank LOI, that was approved for potential debt-related financing of up to $375.0 million on August 4, 2026, with an effective date of August 13, 2026, and an expiration date of August 14, 2027. This new LOI replaced the originally approved LOI of up to $317.4 million pursuant to a June 4, 2024, further extended LOI with EXIM Bank that was recently not renewed. Under EXIM Bank’s published guidelines, LOI’s are limited to a single twelve-month extension for a maximum of two years. There can be no assurance that EXIM Bank will provide financing under the LOI as it does not represent a financing commitment. Financing is contingent on an application for financing being submitted to EXIM by the Company followed by a standard due diligence process conducted by EXIM prior to any financing commitment. There can be no assurance that a private raise or debt financing, when instituted can occur as planned or at all. Our future is dependent upon our ability to obtain further financing, the successful execution of our business plan, securing favorable off-take agreements, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Components of revenues and costs and expenses

Exploration and development expense. Our exploration and development costs are incurred during the exploration and development of mining sites. The costs incurred in the three and six-months ended June 30, 2026 were related to geological and exploration labor deployed during our one site visit in the three-month period and our three site visits in the six-month period. The exploration leveraged the improvements from the value-added outputs from our prior year artificial intelligence trials and lead to further development of our geographic information system (“GIS”). Trench sampling was performed in the El Cofre project areas to further the exploration and geological understanding of that opportunity.

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

Results of Operations – Three-Months Ended June 30, 2026 Compared to the Three-Months Ended June 30, 2025

	Three-Months Ended June 30, 2026	Three-Months Ended June 30, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	0	0	0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	18,000	19,798	(1,798)
General and administrative expenses and foreign currency transaction loss	399,349	296,165	103,184
Interest and Miscellaneous (income) expense, net	(15,540)	(5,452)	(10,088)
Loss before income taxes	(401,809)	(310,511)	91,298
Provision for income taxes	0	0	0
Net Loss	$(401,809)	$(310,511)	$91,298

Operating losses for the three-months ended June 30, 2026, compared to June 30, 2025, were higher due primarily to the higher patent fee costs to Baltum, but also in part to higher advertising and marketing costs, legal expense, site visit and sampling costs, in addition to higher regulatory and filing costs, travel expense and other business expense, but somewhat offset by higher interest income, all impacts when compared to the same period for the previous year, which resulted in a higher overall net loss.

Results of Operations – Six-Months Ended June 30, 2026 Compared to the Six-Months Ended June 30, 2025

	Six-Months Ended June 30, 2026	Six-Months Ended June 30, 2025	Increase (Decrease)

Revenue	$0	$0	$0
Cost of Sales	0	0	0
Gross Profit	0	0	0
Gross Profit %	0%	0%	0%

Operating Expenses:
Cost of Mineral Exploration	40,000	19,798	20,202
General and administrative expenses and foreign currency transaction loss	756,102	637,994	118,108
Interest and Miscellaneous (income) expense, net	(65,926)	(12,983)	(52,943)
Loss before income taxes	(730,176)	(644,809)	85,367
Provision for income taxes	0	0	0
Net Loss	$(730,176)	$(644,809)	$85,367

Operating losses for the six-months ended June 30, 2026, compared to June 30, 2025, were higher due primarily to the higher patent fee costs to Baltum and the site visit and sampling costs, but also in part to higher advertising and marketing costs, exploration costs, AI Program completion costs in the current year only, travel expense, in addition to higher regulatory and filing costs, and employee compensation, but offset by other income, decreases in accounting and tax expense, and higher interest income, all impacts when compared to the same period for the previous year, which resulted in a higher overall net loss.

Liquidity and Capital Resources

Liquidity

We have primarily financed our operations through the sale of unregistered equity. As of June 30, 2026, we had cash totaling $3,024,044, current assets totaling $3,203,482 and total assets of $4,801,389. As of June 30, 2026, we had total liabilities of $129,184, all current, positive working capital of $3,074,298, and stockholders’ equity of $4,672,205.

Sources and Uses of Cash for the Six-Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the six-months ended June 30, 2026 and 2025.

	Six-Months Ended June 30, 2026	Six-Months Ended June 30, 2025	Increase (Decrease)
Net Cash Used In Operating Activities	$(710,044)	$(561,860)	$(148,184)
Net Cash Provided By (Used In) Investment Activities	(1,530,992)	0	(1,530,992)
Net Cash Provided By (Used In) Financing Activities	2,490,130	830,945	1,659,185
Effect of foreign exchange rate on cash	2,868	714	2,154
Net Increase (Decrease) in Cash	$251,962	$269,799	$(17,837)

Net cash used in operations

Net cash used in operating activities was $710,044 for the six-months ended June 30, 2026 versus net cash used in operating activities of $561,860 for the six-months ended June 30, 2025. The increase in cash flow used in operating activities was primarily due to higher prepaid cash for higher patent charges in the current period compared to the same period in the previous year, along with higher site visit costs, advertising and marketing expenses, travel expenses, and slightly higher employee compensation and benefits, which were partially offset by higher amounts of legal expense in accounts payable and lower tax and accounting expenses in the current period compared to the previous year. Each of these factors along with nominal impacts from various other expense areas contributed to the $148,184 higher use in net cash for operations in the current period compared to the same period in the previous year.

Net cash used in investment activities

Net cash used in investment activities was $1,530,992 for the six-months ended June 30, 2026 versus net cash used in investment activities of $-0- for the six-months ended June 30, 2025. The increase in cash used in investment activities was driven primarily by the contributions to NeoRe toward a net smelter return royalty and the potential for eventual acquisition of the NeoRe rare earth project. However, approximately one-third of the cash was used toward the acquisition of additional mining concessions in the La Cobaltera project area in continuing to work towards consolidation of the district.

Net cash provided by financing activities

Net cash provided by financing activities of $2,490,130 in the six-months ended June 30, 2026, which included an aggregate of $2,500,000 proceeds from the sale of an aggregate 1,562,500 shares of common stock at $1.60 per share, and offset by cash paid toward direct costs for equity issuances, capitalized pending the closing of the associated issuances, versus net cash provided by financing activities of $830,945 in the six-months ended June 30, 2025, which included an aggregate of $830,945 proceeds from the sale of an aggregate 1,683,365 shares of preferred stock for $757,514 in cash and $73,431 of subscriptions receivable received in the period from prior year issuances.

Going Concern

Based upon our working capital of $3,074,298 compared to our $710,044 cash used in operating activities year-to-date through June 30, 2026, that annualized would equate to cash used in operating activities of $1,420,088, combined with anticipated additional investing activities toward the funding of the NeoRe Project and the acquisition of mining concessions in the La Cobaltera project area, which may exceed our existing working capital, coupled with our accumulated deficit of $37,376,128 from continued existence without generation of revenues, as of June 30, 2026, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 and as footnoted in our unaudited quarterly condensed consolidated financial statements for the quarters ended June 30, 2026 and 2025.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet commitments related to a research and development project consortium as described in Footnote 9. Commitments and contingencies, indemnification agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

All unregistered sales during the period were previously reported on Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)	During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHILEAN COBALT CORP.

Dated: August 14, 2026	By:	/s/ Duncan T. Blount
Duncan T. Blount, Chief Executive Officer (principal executive officer)

Dated: August 14, 2026	By:	/s/ Jim Van Horn
Jim Van Horn, Chief Financial Officer (principal financial officer and principal accounting officer)

